Form 10KSB
period 1997-03-31
BISHOP CAPITAL CORP
filed 1997-06-25
CIK 1028426

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1997
[ ]   Transition report under section 13 or 15(d) of the Securities Exchange Act
      of 1934 for the transition period from                      to
                                             --------------------    -----------

Commission file number: 0-21867

                           BISHOP CAPITAL CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Wyoming                                          84-0839926
 ------------------------------                         ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

716 College View Drive, Riverton, Wyoming                       82501
-----------------------------------------                      --------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (307) 856-3800

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:
                          Common Stock, $.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months and (2) has
been subject to such filing requirements for the past 90 days. Yes   X   No
                                                                   -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for fiscal year ended March 31, 1997 were $90,411.

The aggregate market value of the voting stock held by non-affiliates as of June 20, 1997 was $-0-. (There is currently no trading market for the issuer's securities.)

The number of shares outstanding of the issuer's Common Stock as of June 20, 1997 was 885,481.

Documents incorporated by reference:  None

           Transitional Small Business Disclosure Format (Check one):
                             Yes        No   X
                                 -----     -----

                                     Part I


Item 1. Description of Business
        -----------------------

Bishop Capital Corporation, formerly known as Bishop Cable Communications Corporation, (the "Company") was originally incorporated under the laws of the State of Colorado on February 22, 1983 and reincorporated under the laws of the State of Wyoming on June 2, 1992. On November 22, 1995, the Company changed its name. The Company is primarily engaged in the development and sale of real estate and has a royalty interest in a natural gas property. At March 31, 1997, the Company was a wholly-owned subsidiary of a public company listed on Nasdaq. On June 20, 1997, the shares of the Company were distributed as a partial liquidating dividend as discussed below (the "Distribution").

In December 1995, the Company's parent corporation, then known as Metro Capital Corporation ("Metro"), upon approval of its shareholders, completed a transaction with Karlton Terry Oil Company and its affiliates ("KTOC") whereby KTOC exchanged certain oil and gas properties for 80% of the then issued and outstanding voting securities of Metro (the "Transaction" or the "Metro/KTOC Transaction"). The only class of securities of Metro issued and outstanding prior to the Transaction was Common Stock. Under terms of the Transaction, Metro issued shares of newly created Class B Common Stock to KTOC in order to exclude KTOC from participation in a distribution of the Company's Common Stock. Metro and KTOC previously were not affiliated. Prior to and in connection with the Transaction, Metro transferred all of its assets to the Company, except for $700,000 cash and an insignificant oil property prior to the Distribution. These transferred assets, together with the Company's previously owned assets, were being operated autonomously by the prior management of Metro who became officers and directors of the Company pursuant to the terms of separate five-year Operating and Voting Agreements. Upon completion of the Transaction, the parent corporation's name was changed to American Rivers Oil Company ("AROC"). Management of KTOC succeeded to the board of directors and serve as officers of AROC operating the oil and gas properties previously owned by KTOC. As a result, AROC and the Company operate separate businesses under separate management.

The Company's operations, prior to the transfer of assets from Metro, were primarily related to the development and sale of real estate. Liabilities of the Company, consisting of trade accounts payable, were insignificant. In connection with the Metro/KTOC Transaction, Metro transferred assets of $1,731,000 (excluding $700,000 cash and an insignificant oil property) and related liabilities of $41,000 to the Company. The assets transferred included $1,055,000 in cash and marketable securities, net property and equipment of $200,000 and a net gas royalty interest of $400,000.

Pursuant to the terms of the Transaction, AROC's Board of Directors on November 8, 1996 authorized a spin-off distribution of the Company's Common Stock as a partial liquidating dividend to AROC's Common shareholders of record on November 18, 1996 on the basis of one share of the Company's Common Stock for four shares of AROC's Common Stock. AROC's Class B Common shareholders did not participate in the Distribution. The Distribution occurred on June 20, 1997 and the separate Operating and Voting Agreements discussed above were terminated. Subsequent to the termination of these agreements, the officers and directors of the Company are continuing in their positions.

The Company had four full-time employees as of March 31, 1997.

Real Estate Operations

In October 1993, the Company entered into two limited partnership agreements to purchase approximately 90 contiguous acres of land in Colorado Springs, Colorado. The property surrounding the acreage is primarily retail development (restaurants, major grocery chains, gas stations, convenience stores and small retailers) to serve nearby residential developments. A summary of the Company's participation in each partnership is as follows:

     (1) The Company contributed $250,000 cash to the first partnership (Bishop Powers, Ltd.) which purchased approximately 55 acres of land for commercial development. The Company, as general partner, has an 81% interest with the remaining 19% interest held by the limited partner (Powers Golf LLC) who is the general partner in the second partnership discussed below. The Company will be allocated 100% of the income and losses until it has been paid $600,000 plus interest thereon at 8% per annum (not to exceed $100,000) after which the income and losses will be allocated 81% to the Company and 19% to the limited partner. The Company, as general partner, has exclusive management of the partnership. Any transfer of a limited partner's interest requires the written consent of the general partner. The Company is planning a three phase development of commercial pad sites for a 20 acre parcel with a remaining 35 acre parcel not being developed at the present time.

     (2) The Company contributed $100,000 cash to the second partnership (Z-H, Ltd.) which purchased approximately 35 acres of land on which Z-H, Ltd. constructed a recreational facility consisting of a 60 station golf driving range, 36 holes of miniature golf, 9 baseball/softball batting machines, and a 1,200 square foot clubhouse. This facility, which encompasses all of the acreage purchased, commenced operations in July 1994. The Company, as the limited partner, has a 19% interest with the remaining 81% interest held by the general partner (Powers Golf LLC). There is no affiliation between the Company and
Powers Golf LLC. The Company contributed an additional $250,000 when certain financing requirements in the partnership consisting of $800,000 of debt financing were fulfilled by the general partner. The Company is not a guarantor of any debt in this partnership and the general partner cannot incur additional debt without the prior written consent of the Company. The Company is not required to make any further capital contributions to the partnership. The Company also has the right of first refusal relating to the sale of partnership assets. The general partner has entered a non-binding letter of intent with an unrelated third-party who has expressed an interest in purchasing the improvements and personal property together with a long-term ground lease. The partnership has incurred losses from operations since inception. There is no assurance that the operations will become profitable in the near future. At March 31, 1997, the net carrying value of the Company's 19% interest is $215,000.

The undeveloped real estate is subject to local zoning laws and regulations. The undeveloped real estate must be surveyed, designed and platted and then submitted to the appropriate governmental authorities for approval, permits and agreements before it can commence development. The ability of the Company to obtain necessary approvals and permits for its planned development is often beyond the Company's control. The length of time necessary to obtain permits and approvals increases the carrying costs of unimproved land acquired for the purpose of development. The western boundary of the undeveloped real estate borders a drainage channel and appropriate governmental authorities will require that certain improvements be made along the drainage channel as sections of the undeveloped land are platted for development. The Company estimates that the total drainage channel improvement costs will approximate $400,000.

The Company is currently developing 4.62 acres (5 lots) in Phase I of the 20 acre parcel. The Phase I Concept Plan was approved by the appropriate governmental authorities in April 1997 with the Final Plat approved and recorded in May 1997. The estimated costs for the Phase I site development work consisting of grading, utilities, channel lining, storm sewer, paving and curb and gutter are approximately $400,000. The Company anticipates completion of the Phase I site development work by August 1997. The site development work will be funded primarily by the proceeds from the expected closings of the three lots sold. The Company, which is devoting all of its efforts to Phase I of the development, is unable to project an estimated time frame for the commencement and completion of Phases II and III.

The Company entered into sales  agreements to sell the following tracts of land:
(i) 1.14 acre to Diamond Shamrock Refining and Marketing Company for $388,850 for a combination gasoline sales, convenience store and car wash facility; (ii)
1.04 acre to a Taco Bell franchisee for not less than $350,000 (purchase price to be adjusted up if actual size of platted lot is greater than size stated in Purchase Agreement) for a fast-food facility; and (iii) .92 acre to State Bank & Trust for $330,627 (purchase price to be adjusted if actual size of platted lot exceeds or is less than size stated in Purchase Agreement) for a branch bank facility. The Taco Bell closing occurred on June 9, 1997. The State Bank & Trust closing was scheduled 10 days following notice from the Company that the final plat had been recorded; however, State Bank & Trust exercised their option to extend the closing for a period of 45 days (July 7, 1997) by giving written notice to the Company and providing an additional $25,000 non-refundable earnest money deposit. The Diamond Shamrock closing will occur when the purchaser has obtained all required permits necessary to construct the facility on the property; however, if purchaser has not closed within 180 days after plat recordation, the contract will terminate.

In October 1995 the Company acquired approximately 5 acres of undeveloped real estate located adjacent to a golf course in Riverton, Wyoming for $80,000 and developed the parcel into a 15 lot subdivision. The improvements (utilities, drainage, roadway, etc.) which were completed in September 1996 cost approximately $154,000. The Company had a one year listing agreement which expired in June 1997 with a real estate brokerage company to market at a 6% commission rate the improved lots. Management is presently evaluating the renewal of the listing agreement.

Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment, a current or previous owner of real estate may be liable for the cost of removal or remediation of certain hazardous or toxic substances disposed, stored, released, generated, manufactured or discharged from, on, at, onto, under or in such property. Environmental laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence or release of such hazardous or toxic substances. The Company engaged an independent environmental engineer to complete a Phase I Environmental Assessment ("Assessment") on the 20 acre parcel being developed in Colorado Springs, Colorado. The Assessment did not reveal any non-compliance with environmental laws. The Company is not aware of any non-compliance with environmental laws, environmental liability or other environmental claims on its real estate properties that the Company believes would likely have a material adverse effect on the Company.

The success of the Company depends, among other factors, upon national and local trends of the economy, including interest rates, construction costs, governmental regulations and legislation, including environmental requirements, real estate fluctuations, retailing trends, population trends, zoning laws, availability of financing and capital on satisfactory terms and the ability of the Company to compete with other owners and developers with greater resources and whose management may have more experience than the Company's officers.

Natural Gas Royalty Interest

In December 1990, the Company purchased a royalty interest in certain natural gas properties located in Wyoming from an unrelated third-party. Since the Company did not have access to reserve information, the Company engaged an independent petroleum geologist to review available geologic, engineering and production data and to estimate the value for the natural gas royalty interest. Based on this study and other factors, the Company paid approximately $1,050,000 for the royalty interests. At March 31, 1997, the net carrying value of this interest is $263,000. In connection with the purchase, the Company formed a tax partnership (Bridger Creek Partnership) which allocates to the Company, as general partner, the first $40,000 of annual net income (as defined) from the partnership and 80% of annual net income in excess of $40,000. After the Company has received cumulative net income of $1,050,000, plus interest at prime adjusted semi-annually, the Company will receive 60% of the annual net income thereafter.

The royalty interest is in the Madden Unit which produces natural gas from producing horizons between 5,500 and 24,000 feet. A gas processing plant in which the Company has no ownership interest treats the "sour gas" produced from the Madison formation (24,000 feet). The plant processes 50 MMCFD (million cubic feet per day) from two completed Madison wells. The plant products include methane, sulfur and carbon dioxide. The Company's royalty interest is only subject to plant processing costs and severance and ad valorem taxes. The
Company and other royalty owners are currently negotiating with the plant operator to eliminate the deduction of certain processing costs which may not be in accordance with applicable state rules and regulations.

Item 2.  Description of Property
         -----------------------

The Company's principal properties consist of 55 acres of undeveloped real estate in Colorado and an improved 15 lot subdivision and natural gas royalty interest in Wyoming. None of the properties are held subject to any encumbrance.

Real Estate Investment Policies

Although the Company has no formal policy as to the allocation of assets among its real estate investments, the Company has limited such investments to its present real estate holdings which were acquired primarily for possible capital gain.

The Company's major investment in real estate is 55 acres of undeveloped real estate in Colorado Springs, Colorado which was acquired in October 1993 and consists of separate 20 acre and 35 acre parcels. The Colorado Springs, Colorado area has sustained a consistent growth in population over the past twenty-five years. Population forecasts for the year 2000 project a 20% increase over 1990 which is a conservative 2% annualized growth rate. Several new retail development centers and residential areas north and east of the Company's property have been constructed or are in the planning stages. Demographic and marketing studies by independent third-parties project higher retail sales and population growth over a five-year period within a one to five mile radius of the Company's property which is zoned PBC-2 (Planned Business Center) and OC (Office Complex). The PBC zoning allows most commercial and retail uses and the OC zoning permits office uses as well as destination restaurants.

The Company is presently planning a three phase development of commercial pad sites for the 20 acre parcel. Phase I of the development, consisting of approximately 4.62 acres, has five lots of which the Company has entered into sales agreements on three lots. Subsequent to March 31, 1997, the Phase I Concept Plan and Final Plat were approved by the appropriate governmental authorities. In June 1997, the Phase I site development work consisting of grading, utilities, channel lining, storm sewer, paving and curb and gutter commenced and is scheduled for completion in August 1997. The estimated costs of $400,000 for this site development work is expected to be funded primarily by proceeds from the expected closings of the three lots sold. The Company, which is devoting all of its efforts to Phase I of the development, is unable to project an estimated time frame for the commencement and completion of Phases II and III.

The Company's development plan for the remaining 35 acre parcel is presently anticipated to be a combination of retail pad sites and an apartment complex. The construction of an apartment complex will be based upon a variety of factors, including (i) conditional use permit relating to the zoning; (ii) external demographic studies; (iii) financial review as to the feasibility of the proposed project, including projected profit margins, return on capital employed and the capital payback period; (iv) competition for the proposed project; (v) the ability to obtain financing on favorable terms; and (vi) management's judgment as to the real estate market and economic trends. The Company would also consider various financial resources such as a partnership, joint venture or other financing arrangements to minimize risk. The Company has not commenced any feasibility studies or financial reviews of the contemplated usage of this parcel.

The Company does not anticipate any major investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Reserves

Reserve information relating to the natural gas royalty interest owned is not included because the information is not made available to royalty interest owners by Louisiana Land and Exploration Company, the operator of the properties. The Company's share of production from the royalty interest for the year ended March 31, 1997 was 45,837 mcf.

Item 3.   Legal Proceedings
          -----------------

The Company is not a party to any pending legal proceedings involving a claim for damages which amount exceeds 10% of the current assets of the Company and its subsidiaries on a consolidated basis and no such proceedings are known to be contemplated.

Item 4.   Submission of Matters to a Vote of Security Holders
          ----------------------------------------------------

No matters were submitted to a vote of the Company's sole security holder during the fourth quarter of the fiscal year ended March 31, 1997.

                                     Part II


Item 5.  Market for the Common Equity and Related Stockholder Matters
         ------------------------------------------------------------

Common Stock
------------

There currently is no public market for the Company's Common Stock. Since the Company does not meet the entry standards to qualify for the Nasdaq SmallCap Market listing, trading in the securities, if any, will be limited to the over-the-counter "Bulletin Board" used by members of the National Association of Securities Dealers, Inc. Management is having preliminary discussions with several brokerage firms to be market makers for the Company's Common Stock.

As of June 20, 1997, there were approximately 2,000 holders of record of the Company's common stock (which amount does not include the number of shareholders whose shares are held of record by brokerage firms).

Dividends
---------

The Company has paid no dividends on its Common Stock and does not intend to pay cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future, will be determined by the Company's Board of Directors in light of the Company's earnings, financial condition and other relevant considerations. There are no restrictions on the Company's present or future ability to pay dividends.

Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

The Company believes that this report contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "may" and words of similar import, or statements of management's opinion. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

The financial statements for the fiscal year ended March 31, 1996 include the consolidated operating results and cash flows of Metro until December 8, 1995 when the change of control occurred in connection with the Metro/KTOC Transaction described in Item 1. Beginning in December 1995, the financial statements reflect only the operations of the Company.

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

Results of Operations
---------------------

The Company's net loss for the fiscal year ended March 31, 1997 was $524,000 compared to a net loss of $144,000 for fiscal 1996. The net loss increase of $380,000 in fiscal 1997 is primarily due to a decrease of $626,000 or 91% in the net gain on sale of marketable securities offset by a $150,000 or 100% decrease in professional fees related to the Metro/KTOC Transaction and a $64,700 or 11% decrease in general and administrative expenses.

The fiscal 1996 net loss of $144,000 decreased by $442,000 or 79% over the net loss for fiscal 1995 primarily due to a gain on the sale of marketable securities of $688,400 offset by $150,000 of professional fees relating to the Metro/KTOC Transaction.

Fiscal 1997 Compared to Fiscal 1996

The Company's gas royalty revenue increased $20,500 or 29% in fiscal 1997 compared to fiscal 1996. Although natural gas production decreased 7% (45,837 mcf in 1997 compared to 49,184 mcf in 1996), the average sales price of natural gas increased 43% ($1.94 per mcf in 1997 compared to $1.36 per mcf in 1996).

Although gas processing and production taxes related to the natural gas royalty interest remained comparable between the two years, the current fiscal year reflects a decrease in ad valorem taxes paid over the prior fiscal year. (Ad valorem taxes are assessed and payable in the current year based on the prior calendar year's production revenue.)

General and administrative expenses decreased $64,700 or 11% in fiscal 1997 compared to fiscal 1996 primarily due to a general reduction in overhead expenses.

Depreciation and amortization decreased $31,400 or 20% in the current year primarily due to a change in the estimated remaining life of the gas royalty interest to 20 years, effective January 1, 1997, based on management's review and evaluation of new data.

Interest and dividend income decreased $27,000 or 38% in fiscal 1997 from fiscal 1996 due to the sale of marketable equity and fixed income securities.

Rental income increased $1,300 or 10% in the current year primarily due to the short-term rental of office space to a non-affiliated third party.

The net gain on sale of marketable securities decreased $626,400 or 91% in the current year. In the prior year, the Company sold equity securities with a low cost basis to generate cash in connection with the Metro/KTOC Transaction.

The net unrealized loss on marketable securities of $26,000 in the current fiscal year results from all marketable securities being reclassified from available-for-sale securities to trading securities, effective January 1, 1997, based on management's re-evaluation of the Company's investment policies.

Equity in limited partnership loss decreased $15,000 or 28% in fiscal 1997 compared to fiscal 1996. The limited partnership's operations in fiscal 1997 reflected a 6% increase in revenues with a corresponding decrease of 12% in costs and expenses when compared to the prior year. Although the loss in the current year decreased compared to the prior year, there is no assurance that the operations will continue to improve or become profitable in the near future.

Interest expense of $10,800 in fiscal 1997 related to the margin account payable to broker.

Fiscal 1996 Compared to Fiscal 1995

Gas royalty revenue increased by $1,800 or 3% from fiscal 1995 to fiscal 1996. Natural gas production was 49,148 mcf in fiscal 1996, or a 25% increase compared to 1995 (39,383 mcf) and was primarily due to the "sour" gas treatment plant becoming operational in March 1995. The production increase, however, was offset by a 21% decrease in the average sales price of natural gas ($1.36/mcf in 1996 compared to $1.72/mcf in 1995).

The only costs incurred in connection with the Company's natural gas royalty interests are for gas plant processing charges and severance and ad valorem taxes. These costs increased by $9,600 or 100% in fiscal 1996 compared to fiscal 1995 due primarily to the gas plant, which processes "sour gas", becoming operational in March 1995. The Company and other royalty owners are presently negotiating with the plant operator to decrease the plant processing cost per mcf being charged to the royalty owners.

General and administrative expenses increased $234,000 or 17% in fiscal 1996 compared to fiscal 1995 resulting primarily from legal and consulting fees incurred in connection with the December 1995 Metro/KTOC Transaction and compensation expense being recorded in connection with the issuance of common stock to employees from the Company's stock bonus plan and two outside directors receiving common stock as compensation for services.

Depreciation and amortization decreased $6,500 or 4% in fiscal 1996 compared to fiscal 1995 as a result of a decrease in depreciable assets.

Interest and dividend income decreased $19,000 or 21% in fiscal 1996 from fiscal 1995 due to the sale of marketable equity and fixed income securities.

Rental income decreased $6,000 or 32% in fiscal 1996 from fiscal 1995 due to the nonrenewal of an office lease in fiscal 1995.

The gain on sale of marketable securities in fiscal 1996 of $688,000 resulted primarily from the sale of equity securities with a low cost basis in connection with the Metro/KTOC Transaction. The Company does not anticipate having a gain of this magnitude in the near future.

The equity in limited partnership loss represents the Company's share of losses as a 19% limited partner in a golf driving range, miniature golf and baseball/softball batting cage recreational facility which commenced operations in July 1994.

The discontinued operations of an oil property relates to the oil property which was not transferred to the Company in connection with the December 1995 Metro/KTOC Transaction.

Financial Condition

At March 31, 1997, the Company had working capital of $409,400.

The following summary table reflects comparative cash flows for the Company for the two years ended March 31, 1997:

                                                            Years Ended
                                                              March 31,
                                                     ------------------------
                                                        1997           1996
                                                     ---------      ---------
     Net cash used in operating activities           $ (71,600)     $(321,200)
     Net cash used provided by investing activities     51,600        262,700
     Net cash  used in financing activities               --            --

Net cash used in operating activities decreased $249,600 in fiscal 1997 compared to fiscal 1996 primarily due to net proceeds realized from the sale of trading securities.

Net cash provided by investing activities was $51,600 for the year ended March 31, 1997 as compared to $262,700 in the prior year. The Company utilized net cash proceeds of $188,100 from the purchase and sale of marketable securities in the current fiscal year for land development costs of $153,600, purchase of equipment for $9,500 and funding of operating activities. The land development costs primarily relate to improvements on the 15 lot subdivision in Wyoming. The Company loaned $100,000 to its parent company which was subsequently repaid during the current year. In fiscal 1996, net cash proceeds of $1,095,500 from the purchase and sale of marketable securities were primarily utilized for capital expenditures of $154,700, the transfer of $700,000 cash in the Metro/KTOC Transaction and funding of operating activities.

There were no cash flows from financing activities for the year ended March 31, 1997. The Company had short-term borrowings and repayments of $60,000 in fiscal 1996.

The Company's material commitments for capital expenditures in the next twelve months will be in conjunction with the development of a 20 acre parcel located in Colorado Springs, Colorado. The Company plans to develop this parcel in three phases. The Concept Plan and Final Plat relating to Phase I of the development

(consisting of approximately 4.62 acres) have been approved by the appropriate governmental authorities. The Company has entered into sales contracts for three of five lots and closings are scheduled to occur in June, July and August 1997. The Company engaged outside consultants to develop specifications and bid packages for roadway, drainage channel and on-site (grading, utilities, etc.) improvements related to Phase I. The Company has awarded a contract in the amount of $400,000 for site improvements which are to commence in June 1997 with a scheduled completion date in August 1997. The Company expects that such expenditures will be funded primarily by proceeds realized from the closings of the 3 lots sold.

Impact of Inflation

The Company cannot determine the precise effects of inflation. However, the impact of general price inflation has not had a material adverse effect on the results of the Company's operations.

Item 7.  Financial Statements

Information with respect to this item appears on page F-1 of this report. Such information is incorporated herein by reference.

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
           Financial Disclosure
          ----------------------------------------------------------------------

     None

                                    Part III


Item 9.  Directors and Executive Officers of the Registrant
         --------------------------------------------------

     a. Identification of Directors and Executive Officers

            Name                     Age                  Office
            ----                     ---                  ------
      Robert E. Thrailkill           66         Chairman of the Board, President
                                                and Chief Executive Officer

      John A. Alsko                  56         Secretary/Treasurer and Director

      Robert J. Thrailkill           38         Vice President and Director

     Robert E. Thrailkill. Mr. Thrailkill has been President, Chief Executive Officer and Director of the Company since its inception in February 1983. Mr. Thrailkill previously served as Chairman of the Board, President and Chief Executive Officer of Metro Capital Corporation, the Company's former parent corporation, from February 1981 to December 1995 at which time there was a change in control. Mr. Thrailkill's business background spans over 32 years of management responsibility in privately and publicly-held companies. Mr. Thrailkill devotes full time to the business of the Company.

     John A. Alsko. Mr. Alsko was appointed as Secretary/Treasurer and a Director of the Company in November 1995. Previously, Mr. Alsko served as Vice President - Finance of Metro Capital Corporation from February 1987 to December 1995. Prior to joining Metro Capital Corporation, he was employed in various financial positions with other privately and publicly-held companies and public accounting firms. Mr. Alsko is a Certified Public Accountant.

     Robert J. Thrailkill. Mr. Thrailkill was appointed as Vice President - Operations and a Director of the Company in November 1995. Previously, Mr. Thrailkill served as Director of Operations of Metro Capital Corporation from January 1989 to December 1995. Prior to joining Metro Capital Corporation, he was employed in various supervisory and managerial positions with other companies.

The directors of the Company are elected to hold office until the next annual meeting of shareholders or until a successor has been elected and qualified. Officers of the Company are elected annually by the Board of Directors and hold office until their successors are duly elected and qualified.

No arrangement or understanding exists between any of the above directors and officers pursuant to which any one of those persons were selected to such office or position. None of the directors hold directorships in other companies.

     b. Identification of Certain Significant Employees

           Not applicable.

     c. Family Relationships

          Robert J. Thrailkill is the son of Robert E. Thrailkill.

     d. Involvement in Certain Legal Proceedings

          Not applicable.

     e. Compliance with Section 16(a) of the Securities Exchange Act of 1934

          Not applicable.

Item 10.  Executive Compensation
          -----------------------

     a. Summary Compensation Table

The following table sets forth the compensation received by the Chief Executive Officer for the years ended March 31, 1997, 1996 and 1995. No other executive officer had total annual salary and bonus exceeding $100,000 for the year ended March 31, 1997.



                                                                                        Long Term
      Name                         Annual Compensation                             Compensation Awards
      and              --------------------------------------------          ----------------------------------
   Principal                                           Other Annual            Restricted             Options
    Position           Year     Salary     Bonus       Compensation          Stock Award ($)          SARS (#)
    --------           ----     ------     -----       ------------          ---------------          --------
Robert E. Thrailkill   1997    $145,000   $  --       $   46,200 (2)           $    --               45,000 (3)
President, Chief       1996     145,000      --               --                  22,500 (4)         25,000 (5)
Executive Officer      1995     145,000      --               --                  15,500 (6)         50,000 (7)
and Director (1)


--------------
     (1) Robert E. Thrailkill was the Chief Executive Officer of Metro Capital Corporation ("Metro") from February 1981 to December 1995 when a change in control occurred. In December 1995, Mr. Thrailkill became Chief Executive Officer of Bishop Capital Corporation, a wholly-owned subsidiary of Metro, into which the majority of assets of Metro were transferred when the change in control occurred. Metro subsequently changed its name to American Rivers Oil
Company ("AROC"). On June 20, 1997, the Company's Common Stock was distributed to AROC's Common shareholders as a partial liquidating dividend.

     (2) Consists of 40,300 registered shares allocated and issued from AROC's 1987 Stock Bonus Plan with a fair market value of $1.31 per share (22,000 shares) and $.94 per share (18,300 shares) on the award dates.

     (3) Consists of AROC's securities underlying options exercisable on date of grant (July 31, 1996) at a per share exercise price of $1.38 and expires two years thereafter.
     (4) Consists of 15,000 shares allocated and issued from AROC's 1987 Stock Bonus Plan with a fair market value of $1.50 per share on the award date.
     (5) Consists of AROC's securities underlying options exercisable on date of grant (October 11, 1995) at a per share exercise price of $1.65 and expires five years thereafter.
     (6) Consists of 25,000 shares allocated and issued from AROC's 1987 Stock Bonus Plan with a fair market value of $.62 per share on the award date.
     (7) Consists of AROC's securities underlying options exercisable on date of grant (September 6, 1994) at a per share exercise price of $.68 and expires five years thereafter.

The columns for "Long-Term Incentive Plan Payouts" and "All Other Compensation" were omitted from the Summary Compensation Table since there was no information reportable for the three years ended March 31, 1997.

     b. Option/SAR Grants Table

     The Company does not have any stock option plans or outstanding Stock Appreciation Rights ("SARs").

     c. Aggregated Option Exercise and Fiscal Year-End Option Value Table

     The Company does not have any stock options nor any SARs outstanding at March 31, 1997.

     d. Compensation of Directors

     There are no current arrangements for the compensation of directors for services rendered since the current directors are employees of the Company. There are no other arrangements whereby any of the Company's directors received compensation for services as a director during fiscal 1997.

     e. Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

     In November 1995, a Management Agreement (the "Agreement") was entered into between the Company, Robert E. Thrailkill, the Company's President, and the Company's previous parent company. The Agreement is for a five year term and is renewable from year to year thereafter unless terminated previously by either party. Under the Agreement, Mr. Thrailkill is paid an annual salary of $145,000, which salary may be increased by the Board of Directors from time to time in accordance with normal business practices of the Company; his expenses are reimbursed in accordance with the Company's policies and procedures; he participates in and receives established employee benefits and he is entitled to participate in any future benefit made available by the Company to its executives. The Agreement terminates upon death or disability and may be terminated by the Company for cause (as defined in the Agreement). The Agreement may also be terminated upon a breach of the Agreement, and in the event there is a change in control of the Company (as defined in the Agreement). If the Agreement is terminated because of a breach of the Agreement by the Company or a change in control, the Company shall pay severance pay equal to the product of
(a) the annual salary rate in effect multiplied by (b) the greater of the number of years (including partial years) remaining in the term of employment or the number three. The Agreement provides that upon death, the Company shall pay an amount equal to the annual salary; upon disability, the Company shall pay salary for the balance of the term of the Agreement (less amounts paid by insurance) or until the executive becomes gainfully employed, whichever is sooner; and, upon termination for cause, the Company shall pay any salary due up to the termination date.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     a. Security Ownership of Certain Beneficial Owners

The following table shows, as of June 20, 1997, those persons known by the Company to be the beneficial owners of more than 5% of the Company's Common
Stock:


                                                         Amount and Nature
                          Name and Address                 of Beneficial           Percent
Title of Class           of Beneficial Owner                Ownership              of Class
--------------           -------------------                ---------              --------
Common Stock              Haddon, Inc.                       93,750                 10.6%
                          c/o Coal Contractors
                          Gowen Mine
                          Fern Glen, PA 18241-2145  (1)

Common Stock              Robert E. Thrailkill               78,720                  8.9%
                          716 College View Drive
                          Riverton, WY 82501

Common Stock              Consult & Assist                   68,750                  7.8%
                          P.O. Box 9856
                          Rancho Santa Fe, CA 92067  (2)

Common Stock              Francarep, Inc.                    68,750                  7.8%
                          50 Av. des Champs-Elysees
                          75008 Paris, France  (3)

-----------------

     (1) Haddon, Inc. ("Haddon") is wholly-owned by Denis Bell, a director of AROC. Haddon owned working interests in the oil and gas properties exchanged by KTOC in the Metro/KTOC Transaction which were acquired on the closing date for $175,000 cash and 367,945 shares of Class B Common Stock of which 175,000 shares were converted into Common Stock in accordance with the terms of the Transaction. Haddon also purchased 200,000 shares of AROC Common Stock from AROC in a subsequent and separate private placement transaction. Mr. Bell was nominated as a director by KTOC management and elected in conjunction with the Metro/KTOC Transaction. There was no affiliation between Metro and Haddon/Bell prior to the Metro/KTOC Transaction.
     (2) All shares are beneficially owned by Georg Ligenbrink.
     (3) All shares are beneficially owned by Georges Babinet.

     b. Security Ownership of Management

The following table shows, as of June 20, 1997, management's ownership of the Company's Common Stock:


                                                                  Amount and Nature
                                  Name and Address                  of Beneficial            Percent
   Title of Class                of Beneficial Owner                  Ownership              of Class
   --------------                -------------------              -----------------          --------
Common Stock                    Robert E. Thrailkill                    78,720                 8.9%
                                716 College View Drive
                                Riverton, WY 82501

Common Stock                    John A. Alsko                           19,563                 2.2%
                                716 College View Drive
                                Riverton, WY 82501

Common Stock                    Robert J. Thrailkill                    15,938                 1.8%
                                716 College View Drive
                                Riverton, WY 82501

Common Stock                    All officers and directors
                                as a group (three persons)             114,221                12.9%

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

     a. Certain Relationships

     There were no transactions during the last two fiscal years, or proposed transactions, in which the Company was or is to be a party with any director, executive officer or any member of the immediate family of any director or executive officer having a direct or indirect material interest of more than 10% in any business or professional entity involved in such transactions.

     b. Indebtedness of Management

     No officer or director of the Company has been indebted to the Company directly or indirectly during fiscal year 1997 in an amount exceeding $60,000.

     c. Transactions with Parent of Issuer

     In connection with the Metro/KTOC Transaction in December 1995, the assets of Metro which were transferred to the Company were operated autonomously by the prior management of Metro pursuant to the terms of separate five-year Operating and Voting Agreements which were terminated on June 20, 1997.

     d. Transactions with Promoters

     Not applicable

                                     Part IV


Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

     a. Exhibits

          3.1  Articles of Incorporation  and Bylaws  (incorporated by reference
               to  Exhibits  3.1  and  3.2  of  the   Registrant's   Form  10-SB
               Registration Statement filed December 11, 1996). (1)

          10.1 Management Agreement dated December 8, 1995 between American Rivers Oil Company (formerly Metro Capital Corporation), Bishop Capital Corporation (formerly Bishop Cable Communications Corporation) and Robert E. Thrailkill (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-SB Registration Statement filed December 11, 1996). (1)

          10.2 Purchase Option Agreement dated August 28, 1996 between Bishop Powers, Ltd., a Colorado Limited Partnership, Bishop Capital Corporation as General Partner and Diamond Shamrock Refining and Marketing Company (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-SB Registration Statement filed December 11, 1996). (1)

          10.3 Contract to Sell Real Estate dated November 14, 1996 between Bishop Powers, Ltd., a Colorado Limited Partnership, Bishop Capital Corporation as General Partner and 123 Cascade Associates LLC (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-SB Registration Statement filed December 11,
               1996). (1)

          10.4 Agreement for the Purchase and Sale of Commercial Real Estate dated March 3, 1997 between Bishop Powers, Ltd., a Colorado Limited Partnership, Bishop Capital Corporation as General Partner and State Bank & Trust of Colorado Springs (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-SB/A Registration Statement filed March 17, 1997). (1)

          10.5 Operating Agreement dated December 8, 1995 between American Rivers Oil Company (formerly Metro Capital Corporation), Karlton Terry Oil Company and Bishop Capital Corporation (formerly Bishop Cable Communications Corporation) (incorporated by reference to
               Exhibit 10.5 of the Registrant's Form 10-SB/A Registration Statement filed March 17, 1997). (1)

          10.6 Voting Agreement dated December 8, 1995 between American Rivers Oil Company (formerly Metro Capital Corporation), Karlton Terry Oil Company and Bishop Capital Corporation (formerly Bishop Cable

               Communications Corporation) (incorporated by reference to Exhibit
               10.6 of the Registrant's Form 10-SB/A Registration Statement filed March 17, 1997). (1)

        10.7 Bishop Powers, Ltd. Limited Partnership Agreement dated October 15, 1993 between Bishop Capital Corporation (formerly Bishop Cable Communications Corporation) as General Partner and Powers Golf LLC as Limited Partner (incorporated by reference to Exhibit
               10.7 of the Registrant's Form 10-SB/A Registration Statement filed March 17, 1997). (1)

        10.8 Z-H, Ltd. Limited Partnership Agreement dated October 15, 1993 between Powers Golf LLC as General Partner and Bishop Capital Corporation (formerly Bishop Cable Communications Corporation) as Limited Partner (incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-SB/A Registration Statement filed March 17,
               1997). (1)

        10.9 Agreement of Bridger Creek Partnership dated December 31, 1990 between Bishop Capital Corporation (successor to interest of Metro Capital Corporation) and Mr. and Mrs. William N. Spratt (incorporated by reference to Exhibit 10.9 of the Registrant's Form 10-SB/A Registration Statement filed March 17, 1997). (1)

       10.10 Construction Contract dated June 5, 1997 between Bishop Capital Corporation as General Partner of Bishop Powers, Ltd. and Pioneer Sand Company, Inc.

          21   Subsidiaries  of the  Registrant  (incorporated  by  reference to
               Exhibit  21  of  the  Registrant's   Form  10-SB/A   Registration
               Statement filed March 17, 1997). (1)

          27   Financial Data Schedule (submitted only in electronic format).


------------------
          (1) Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to a document previously filed with the Commission.

     b. Reports on Form 8-K

        None

                                   Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BISHOP CAPITAL CORPORATION
                                               (Registrant)


Date:  June 20, 1997                           By:   /s/ Robert E. Thrailkill
                                                   --------------------------
                                                    Robert E. Thrailkill
                                                    President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date:  June 20, 1997                                 /s/  Robert E. Thrailkill
                                                    ---------------------------
                                                    Robert E. Thrailkill
                                                    Chairman of the Board of
                                                    Directors
                                                   (Principal Executive Officer)


Date:  June 20, 1997                                /s/  John A. Alsko
                                                   ----------------------------
                                                   John A. Alsko
                                                   Treasurer/Director
                                                   (Principal Financial and
                                                   Accounting Officer)


Date:  June 20, 1997                                /s/  Robert J. Thrailkill
                                                    ---------------------------
                                                    Robert J. Thrailkill
                                                    Vice President/Director

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


                                                                        PAGE
                                                                        ----

Independent Auditor's Report............................................F-2

Consolidated Balance Sheet - March 31, 1997.............................F-3

Consolidated Statements of Operations - For the Years
    Ended March 31, 1997 and 1996.......................................F-4

Consolidated Statements of Changes in Stockholders'
    Equity - For the Years Ended March 31, 1997 and 1996................F-5

Consolidated Statements of Cash Flows - For the Years
    Ended March 31, 1997 and 1996.......................................F-6

Notes to Consolidated Financial Statements..............................F-7

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Bishop Capital Corporation
Riverton, Wyoming


We have audited the accompanying consolidated balance sheet of Bishop Capital Corporation and subsidiaries as of March 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bishop Capital Corporation and subsidiaries as of March 31, 1997, and the results of their operations and their cash flows for the years ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP

Denver, Colorado
May 15, 1997, except for the last two sentences of
  Note 1, as to which the date is June 20, 1997

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997



                                     ASSETS
                                     ------
CURRENT ASSETS:
    Cash and equivalents                                            $    46,735
    Marketable securities                                               449,917
    Receivables:
         Gas royalties                                                   15,489
         Interest and other                                               8,985
    Notes receivable - officers                                          25,000
    Prepaid expenses and other                                           11,380
                                                                    -----------
             Total current assets                                       557,506

PROPERTY AND EQUIPMENT:
    Building                                                            212,157
    Furniture and fixtures                                               63,162
    Vehicles and equipment                                               41,846
                                                                    -----------
                                                                        317,165
    Less accumulated depreciation                                      (121,436)
                                                                    -----------
             Net property and equipment                                 195,729
                                                                    -----------

OTHER ASSETS:
    Land under development                                              565,336
    Investment in limited partnership                                   214,589
    Gas royalty interest, net of accumulated amortization
         of $803,617                                                    263,434
    Notes receivable                                                     37,719
    Other assets, net                                                     4,290
                                                                    -----------
             Total other assets                                       1,085,368
                                                                    -----------

TOTAL ASSETS                                                        $ 1,838,603
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable and accrued expenses                           $    43,044
    Payable to broker                                                    85,106
    Customer deposit - related party                                     20,000
                                                                    -----------
         Total current liabilities                                      148,150

COMMITMENTS (Notes 5 and 7)

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value; 5,000,000 shares
         authorized, no shares issued                                      --
    Common stock, $.01 par value; 15,000,000 shares
         authorized; 885,481 shares issued and outstanding                8,855
    Capital in excess of par value                                    2,245,995
    Accumulated deficit                                                (564,397)
                                                                    -----------
             Total stockholders' equity                               1,690,453
                                                                    -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,838,603
                                                                    ===========




       See accompanying notes to these consolidated financial statements.


                                        BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         FOR THE YEARS ENDED
                                                                               MARCH 31,
                                                                   ----------------------------------
                                                                      1997                    1996
                                                                   ---------                ---------

REVENUE -
   Gas royalties                                                   $  90,411                $  69,931


COSTS AND EXPENSES:
   Gas processing and production taxes                                19,129                   19,192
   General and administrative                                        517,285                  581,936
   Professional fees related to reverse acquisition                     --                    150,000
   Depreciation and amortization                                     121,339                  152,718
                                                                   ---------                ---------
                                                                     657,753                  903,846
                                                                   ---------                ---------

LOSS FROM OPERATIONS                                                (567,342)                (833,915)

OTHER INCOME (EXPENSE):
   Interest income                                                    33,006                   51,094
   Dividend income                                                    11,092                   20,061
   Rental income                                                      13,963                   12,686
   Net gain on sale of marketable securities                          62,005                  688,400
   Net unrealized loss on marketable securities                      (25,992)                    --
   Equity in limited partnership loss                                (39,523)                 (54,606)
   Interest expense                                                  (10,789)                    --
   Other, net                                                           (720)                  (1,745)
   Discontinued operations of oil property                              --                    (25,850)
                                                                   ---------                ---------

NET LOSS                                                           $(524,300)               $(143,875)
                                                                   =========                =========

NET LOSS PER SHARE                                                 $    (.59)               $    (.16)
                                                                   =========                =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                        885,481                  885,481
                                                                   =========                =========











                            See accompanying notes to these consolidated financial statements.

                                                            F-4



                                    BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    FOR THE YEARS ENDED MARCH 31, 1997 AND 1996



                                Common Stock             Treasury Stock
                          -----------------------   -----------------------     Capital in    Unrealized   Retained
                           Number of                Number of                     Excess of    Holding     Earnings
                           Shares        Amount      Shares         Amount       Par Value      Gain       (Deficit)       Total
                          ---------    ----------   ---------    -----------    -----------  -----------  -----------  ------------

BALANCES, April 1, 1995   2,700,689    $  27,007    1,101,234    $(1,736,062)   $ 3,030,711  $   528,936  $ 1,584,498  $ 3,435,090

  Commitment to
   issue common
   stock for services       150,000        1,500         --             --          223,500         --           --        225,000
  Net change in
   unrealized
   holding gain                --           --           --             --             --       (462,052)        --       (462,052)
  Consummation of
   reverse acquisition
   and reflect capital
   structure of Bishop   (1,965,208)     (19,652)  (1,101,234)     1,736,062     (1,088,187)        --     (1,480,720)    (852,497)
  Net loss                     --           --           --             --             --           --       (143,875)    (143,875)
                        -----------    ---------  -----------    -----------    -----------  -----------   ----------    ---------

BALANCES, March 31, 1996    885,481        8,855         --             --        2,166,024       66,884      (40,097)   2,201,666

  Issuance of AROC
   common stock for
   employee
   compensation                --           --           --             --           79,971         --           --         79,971
  Net change in
   unrealized
   holding gain                --           --           --             --             --        (66,884)        --        (66,884)
  Net loss                     --           --           --             --             --           --       (524,300)    (524,300)
                        -----------    ---------  -----------    -----------    -----------  -----------  -----------  -----------

BALANCES, March 31, 1997    885,481    $   8,855         --      $      --      $ 2,245,995  $      --    $  (564,397) $ 1,690,453
                        ===========    =========  ===========    ===========    ===========  ===========  ===========  ===========








                                  See accompanying notes to these consolidated financial statements.




                                       BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   For The Years Ended
                                                                                         March 31,
                                                                              ---------------------------------
                                                                                 1997                  1996
                                                                              -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $  (524,300)          $  (143,875)
     Adjustments to reconcile net loss
      to net cash used in operating activities:
             Depreciation and amortization                                        121,339               155,185
             Issuance of common stock for services                                   --                 225,000
             Issuance of AROC common stock for employee
                 compensation                                                      79,971                  --
             Equity in limited partnership loss                                    39,523                54,606
             Write-down of investment                                                --                  25,000
             Net gain on sale of marketable securities                            (62,005)             (688,400)
             Net unrealized loss on marketable securities                          25,992                  --
             Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Marketable securities                                       175,891                  --
                      Gas royalties receivable                                     (6,090)                3,655
                      Interest and other receivables                                4,273                 8,003
                      Receivables from AROC                                        21,524               (23,579)
                      Prepaid expenses                                              8,634                (1,680)
                      Other assets                                                 (1,000)               14,126
                 Increase (decrease) in:
                      Accounts payable and accrued expenses                       (40,498)               30,770
                      Customer deposit                                               --                  20,000
                      Payable to broker                                            85,106                  --
                                                                              -----------            ----------
             Net cash used in operating activities                                (71,640)             (321,189)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                           (477,837)             (169,979)
     Proceeds from sale of marketable securities                                  665,894             1,265,512
     Funds advanced under notes receivable                                       (120,000)              (42,522)
     Proceeds from collection of notes receivable                                 146,639                64,461
     Land acquisition and development costs                                      (153,627)             (133,473)
     Purchase of property and equipment                                            (9,464)              (21,274)
     Transfer of cash in reverse acquisition                                         --                (700,000)
                                                                              -----------           -----------
             Net cash provided by investing activities                             51,605               262,725

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                                        --                  60,000
     Principal payments on borrowings                                                --                 (60,000)
                                                                              -----------           -----------
             Net cash used in financing activities                                   --                    --
                                                                              -----------           -----------

NET DECREASE IN CASH AND EQUIVALENTS                                              (20,035)              (58,464)

CASH AND EQUIVALENTS, beginning of year                                            66,770               125,234
                                                                              -----------           -----------

CASH AND EQUIVALENTS, end of year                                             $    46,735           $    66,770
                                                                              ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
     Cash paid for interest                                                   $    10,089           $       830
                                                                              ===========           ===========








                           See accompanying notes to these consolidated financial statements.

                                                          F-6

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION:
   ----------------------

     Reverse Acquisition - In October 1995, Metro Capital Corporation (Metro) and Karlton Terry Oil Company (KTOC) entered into an Asset Purchase Agreement whereby KTOC agreed to exchange certain oil and gas properties (the "Contributed Properties") for a total of 7,717,820 shares of Class B common stock of Metro, which represented 80% of the issued and outstanding voting securities of Metro. On November 29, 1995, the shareholders of Metro approved this transaction and the closing occurred on December 8, 1995. The shareholders also approved changing the name of the Company from Metro to American Rivers Oil Company (AROC).

     Metro's assets, except for $700,000 cash and an insignificant oil property, were transferred at their historical carrying value to a wholly-owned subsidiary, Bishop Capital Corporation, formerly Bishop Cable Communications Corporation ("Bishop" or the "Company"), where they are being operated autonomously by the prior management of Metro pursuant to the terms of separate five-year Operating and Voting Agreements. The Operating Agreement provides that Bishop's management will have sole authority and discretion with respect to the business, operations, and assets of Bishop. The Voting Agreement appoints Bishop's president as attorney and proxy to vote in his sole and absolute discretion, all of the shares of all classes of the common stock of AROC and/or Bishop owned by them with respect to any matter brought before the shareholders of AROC and/or Bishop relating to or involving exclusively Bishop.

     Accordingly, the accompanying financial statements include the consolidated operating results and cash flows of Metro until December 8, 1995 when the change of control occurred. Beginning in December 1995, the accompanying financial statements reflect only the operations of Bishop.

     Change in Capital Structure and Spinoff - Since inception of the Company there have been 4,500,000 shares of common stock outstanding. In November 1996, the Board of Directors of AROC (the Company's sole stockholder) agreed to make a pro rata distribution of 885,481 shares of the Company's common stock to AROC's common stockholders (excluding holders of Class B common stock) of record on November 18, 1996. The pro rata distribution of shares occurred on June 20, 1997, and the remaining 3,614,519 shares of the Company's common stock owned by AROC were canceled. Accordingly, all share and per share amounts in the accompanying financial statements have been retroactively restated to give effect to the change in capital structure.


2. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   --------------------------------------------------------------------

     Nature of Operations - The Company is primarily engaged in the development and sale of real estate and also has a royalty interest in a natural gas property.

     Principles of Consolidation - The Company's subsidiaries consist of Bishop Powers, Ltd. and Bridger Creek Partnership in which the Company holds general partner interests of 81% and 80%, respectively. The accompanying financial statements include the accounts of the Company and both majority-owned partnerships. All material intercompany transactions and accounts have been eliminated in consolidation.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     Property and Equipment - Property and equipment is stated at cost. Depreciation is provided by the straight-line method over estimated useful lives of three to thirty-one years.

     Maintenance   and  repairs  are  charged  to  expense  as   incurred,   and
     expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation, and a gain or loss is recognized.

     Land Under Development - Land under development is stated at cost and approximately $331,000 relates to acquisition costs at March 31, 1997.

     Impairment of Long-lived Assets - The Company periodically compares the net carrying value of long-lived assets to the related estimates of undiscounted future cash flows for such assets. If the net carrying value exceeds the estimated cash flows, then impairment will be recognized to reduce the carrying value to the estimated fair value.

     Gas Royalty Interest - Through December 31, 1996, the gas royalty interest was being amortized utilizing the straight-line method over an estimated life of eight years. Effective January 1, 1997, management determined that the estimated remaining life of the gas royalty interest was 20 years, based upon information that the operator released publicly. As a result of this change in estimate, amortization expense for the year ended March 31, 1997, was reduced by approximately $30,000 (approximately $.03 per share).

     Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Marketable Securities - Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Available-for- sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses on all securities are computed based on average cost.

     Through December 31, 1996, all securities were classified as available for sale. Effective January 1, 1997, management reevaluated the Company's investment policies and began classifying all securities as trading since management's intent is to hold the securities principally for the purpose of selling them in the near term. This reclassification had no effect on earnings.

     Investments - The Company's 19% ownership interest in a limited partnership (Z-H, LTD.) is stated at cost, adjusted for its share of losses incurred.

     Income Taxes - The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     AROC includes the Company's operations in its consolidated income tax return. Income taxes are allocated between AROC and the Company as if the Company was a separate taxpayer.

     Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's (or AROC's) common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

     In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for by the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS 123 for employees, and will be subject only to the disclosure requirements prescribed by FAS 123.

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

     The Company's financial statements are based on a number of significant estimates, including the amortization period for the gas royalty interest, realizability of the carrying value of land under development and the limited partnership investment discussed in Note 5, and the determination of other than temporary impairment of marketable securities. The Company's estimates are expected to change as additional information becomes available and it is reasonably possible that such estimates will materially change in the forthcoming year.

     Net Loss Per Share - The net loss per share calculation is based on the weighted average number of shares outstanding during each year, as retroactively restated for the changes in capital structure due to the reverse acquisition and spin-off as discussed in Note 1.

     Reclassifications  - Certain  reclassifications  have been made to the 1996
     financial   statements  to  conform  to  the   presentation  in  1997.  The
     reclassifications had no effect on the 1996 net loss.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3. MARKETABLE SECURITIES:
   ----------------------

     The cost and estimated fair market value of trading securities at March 31, 1997 were as follows:

                                                                       Net
                                                      Fair         Unrealized
                                                     Market           Gains
                                        Cost          Value         (Losses)
                                        ----          -----         --------

     U.S. Treasury securities         $172,758       $163,525      $ (9,233)
     Redeemable preferred
       securities                       89,500         92,000         2,500
     Equity securities                 213,651        194,392       (19,259)
                                      --------       --------      --------

                                      $475,909       $449,917      $(25,992)
                                      ========       ========      ========

     Cash proceeds from the sale of available-for-sale securities during the years ended March 31, 1997 and 1996 were $665,894 and $1,265,512, respectively. Net gains from available-for-sale securities sold during the year ended March 31, 1997 amounted to $51,340 (gross gains of $69,511 and gross losses of $18,171). Net gains from available-for-sale securities sold during the year ended March 31, 1996 amounted to $688,400 (gross gains of $701,152 and gross losses of $12,752).


4. GAS ROYALTY INTEREST:
   ---------------------

     In December 1990, the Company purchased a royalty interest in certain gas properties located in Wyoming for approximately $1,067,000. At March 31, 1997, the net carrying value of this interest amounts to $263,434. Revenues related to this royalty interest are affected by local gas transportation, processing, and marketing arrangements. Reserve disclosures related to the gas royalty interest are not presented because the information is unavailable from the operator of the properties.

     In connection with the purchase, the Company formed a tax partnership (Bridger Creek Partnership), which allocates to the Company the first $40,000 of annual net income from the partnership and 80% of annual net income in excess of $40,000. After the Company receives cumulative net income of $1,050,000 plus interest at prime adjusted semi-annually, the Company will be entitled to 60% of the annual net income of the partnership. Through March 31, 1997, the minority interest's share of the partnership's profits and cash flows has not been material.


5. PARTNERSHIPS:
   -------------

     In October 1993, the Company became the general partner of a limited partnership to develop or sell 55 acres of undeveloped real estate. The Company contributed $250,000 cash for its 81% general partnership interest. The remaining 19% interest is held by the limited partner who is the general partner in the partnership described below. The Company will be allocated 100% of the income and losses until it has been paid $700,000,

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     after which the allocation will be apportioned according to ownership interests. Through March 31, 1997, this partnership has not recognized any profits and there have not been any cash distributions to the partners. However, at March 31, 1997, the Company had entered into three contracts with unrelated parties for the sale of approximately three acres of land for an aggregate sales price of $1,070,000. The closings are contingent upon certain regulatory approvals and the Company is required to make additional capital improvements to the properties at an estimated cost of approximately $400,000.

     The Company also became a limited partner in a limited partnership, which purchased approximately 35 acres of undeveloped land adjacent to the land mentioned above. The partnership constructed a golf driving range, miniature golf, and batting facility which was completed in July 1994. The Company contributed $350,000 cash for its 19% partnership interest, which is reported under the equity method of accounting.

     Following is a summary of condensed financial information pertaining to this limited partnership:

     Balance sheet data at March 31, 1997:

        Current assets                                 $   11,700
        Noncurrent assets                                 962,800
        Current liabilities                                43,700
        Noncurrent liabilities                          1,193,400

                                                         YEARS ENDED MARCH 31,
                                                        -----------------------
                                                          1997          1996
                                                        ---------     ---------
     Operations data:
      Revenue                                           $ 276,000     $ 262,000
      Costs and expenses                                  484,000       549,000
                                                        ---------     ---------

     Net loss                                           $(208,000)    $(287,000)
                                                        =========     =========


     Company's equity in limited partnership loss       $ (40,000)    $ (55,000)
                                                        =========     =========



     The land owned by the partnerships discussed above is located in Colorado Springs, Colorado and, accordingly, the value of these properties is directly affected by local economic and operating conditions. At March 31, 1997, there is a difference of approximately $265,000 between the carrying value of the Company's investment and its 19% interest in the assets and liabilities of the limited partnership. This difference is primarily attributable to the value of the land.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6. INCOME TAXES:
   -------------

     The items that give rise to the components of the net long-term deferred tax asset as of March 31, 1997, are as follows:

     Gas royalty interest                                       $ 265,000
     Net operating loss carryforward                              168,000
     Other                                                        (23,000)
                                                                 --------
       Deferred tax asset                                         410,000

     Less valuation allowance                                    (410,000)
                                                                ---------

       Net deferred tax asset                                    $    --
                                                                 ========

     For the year ended March 31, 1997, the valuation allowance related to deferred tax assets increased by approximately $190,000. As of March 31, 1997, Bishop has a net operating loss carryforward for Federal income tax purposes of approximately $450,000. Due to the spin-off discussed in Note 1, utilization of this carryforward will be subject to limitations under IRS Section 382. If not previously utilized, this carryforward will expire primarily in 2012.


7. COMMITMENTS:
   ------------

     Effective December 1995, a five-year management agreement (the "Agreement") was entered into between the Company, the Company's president (the "Executive") and AROC. The Agreement, which supersedes a previous employment agreement, provides for minimum annual compensation of $145,000 plus employee benefits. On the last day of September of each year thereafter, the term of the Agreement shall be automatically extended an additional year unless, prior to such last day of September, the Company or the Executive shall have delivered written notice that the term of employment will not be extended. The Agreement may be terminated by the Company only upon the death or disability of the Executive or for cause. If the Executive is terminated without cause, the Company would be required to pay as severance pay an amount equal to the Executive's salary in effect as of the date of termination multiplied by the greater number of years remaining in the term of employment or the number three.

     The Company also entered into a three-year employment agreement in December 1995 with two other officers which provide for aggregate annual compensation of $85,000 plus employee benefits. The agreements shall be automatically extended an additional year on September 30 of each year thereafter unless written notice is given by either party that the term of employment will not be extended. The agreements may be terminated upon the death or disability of the individual officer or for cause.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8. FINANCIAL INSTRUMENTS:
   ----------------------

     Statement of Financial Accounting Standards No. 107 requires the Company to disclose the fair value of certain financial instruments in its financial statements. Accordingly, at March 31, 1997, management's best estimate is that the carrying amount of cash and equivalents, notes and other receivables, accounts payable, accrued expenses, payable to broker and customer deposits, approximates fair value due to the short maturity of these instruments. Due to the short operating history of the business owned by the limited partnership discussed in Note 5, management is unable to estimate the fair value of the Company's 19% limited partner interest. However, management believes that fair value exceeds the carrying value at March 31, 1997.


9. RELATED PARTY TRANSACTIONS:
   ---------------------------

     During the year ended March 31, 1997, the Company loaned an additional $100,000 to AROC which was subsequently collected during the year. The note provided for interest at 10% and was collateralized by oil and gas properties in Louisiana. During the year ended March 31, 1996, an officer paid a $20,000 cash deposit to the Company for the sale of land. The purchase price for the land is estimated to be $45,000, but closing has not yet occurred and the deposit is included in current liabilities at March 31, 1997.

     The Company has notes receivable for a total of $25,000 from two officers of the Company. The officers pledged 25,000 shares of AROC common stock as collateral for the notes.


10. STOCK-BASED COMPENSATION:
    ------------------------

     Stock Grants - The Company has never issued any stock options, warrants or similar instruments. However, in connection with the reverse acquisition discussed in Note 1, 150,000 shares of AROC common stock were issued to consultants in 1996 for services provided to the Company, resulting in a charge to operations for $225,000. Additionally, during the year ended March 31, 1997, AROC issued 70,000 shares of its common stock to certain employees of the Company for services performed on behalf of the Company. The Company recognized a charge to operations for the fair value of these shares of $79,971.

     Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for stock options which were granted to its employees by AROC. Accordingly, the Company did not recognize any compensation cost for options granted to employees in 1997 and 1996 since the market prices of AROC's common stock did not exceed the exercise prices on the dates of grant. In July 1996, AROC granted a two-year option to an officer to purchase 45,000 shares of its common stock at an exercise price of $1.38 per share. During the year ended March 31, 1996, AROC granted ten-year options to officers to purchase 25,000 shares of its common stock for $1.50 per share and a five-year option to an officer to purchase 25,000 shares of its common stock for $1.65 per share.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     If compensation cost had been recognized using the fair value method prescribed by FAS 123 rather than the intrinsic value method under APB 25, the Company's net loss and net loss per share would have been changed to the pro forma amounts indicated below.

                                                        Year Ended March 31,
                                                ------------------------------
                                                   1997                1996
                                                -----------         ----------
       Net loss:
            As reported                          $(524,300)          $(143,875)
            Pro forma                            $(551,300)          $(203,875)

       Net loss per share:
            As reported                          $    (.59)          $    (.16)
            Pro forma                            $    (.62)          $    (.23)


     The fair value of each employee option granted in 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                 Year Ended March 31,
                                               ------------------------
                                                1997              1996
                                               ------            ------

       Expected volatility                      75.0%             75.0%
       Risk-free interest rate                   6.5%              6.2%
       Expected dividends                        -                  -
       Expected terms (in years)                 1.8               3.7