Form 10QSB
period 1997-06-30
BISHOP CAPITAL CORP
filed 1997-08-12
CIK 1028426

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1997

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________ to _________

Commission file number  0-10006

                           BISHOP CAPITAL CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Wyoming                                    84-0901126
      ------------------------------                    ------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

      716 College View Drive, Riverton, Wyoming                82501
     ------------------------------------------              ---------
      (Address of principal executive offices)               (Zip Code)

                                 (307) 856-3800
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X    No
                                                              -----     -----

The number of shares outstanding of the issuer's $.01 par value Common Stock as of August 8, 1997 was 885,481.

Transitional Small Business Disclosure Format
(Check one):
Yes         No   X
    -----      -----

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997
                                   (Unaudited)

                                     ASSETS
                                     ------
Current Assets :
     Cash and equivalents                                           $    15,346
     Restricted cash                                                    321,025
     Marketable securities                                              480,205
     Receivables:
          Gas royalties                                                  10,411
          Interest and other                                             10,202
     Notes receivable - officers                                         25,000
     Prepaid expenses and other                                           8,481
                                                                    -----------
                Total current assets                                    870,670

Property and Equipment:
     Building                                                           212,157
     Furniture and fixtures                                              63,162
     Vehicles and equipment                                              79,999
                                                                    -----------
                                                                        355,318
     Less accumulated depreciation                                     (127,696)
                                                                    -----------
                Net property and equipment                              227,622

Other Assets:
     Land under development                                             616,536
     Investment in limited partnership                                  211,373
     Gas royalty interest, net of
      accumulated amortization of $836,961                              260,100
     Notes receivable                                                    37,380
     Other assets, net                                                    4,147
                                                                    -----------
                Total other assets                                    1,129,536
                                                                    -----------
Total Assets                                                        $ 2,227,828
                                                                    ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
     Note payable, bank                                             $    50,000
     Accounts payable and accrued expenses                              141,805
     Payable to brokers                                                 152,965
     Customer deposit - related party                                    20,000
     Deferred revenue                                                   267,868
                                                                    -----------
           Total current liabilities                                    632,638

Stockholders' Equity:
     Preferred stock, no par value; 5,000,000 shares
          authorized; no shares issued                                     --
     Common stock, $.01 par value; 15,000,000 shares
          authorized; 885,481 issued and outstanding                      8,855
     Additional paid-in capital                                       2,245,995
     Accumulated deficit                                               (659,660)
                                                                    -----------
           Total stockholders' equity                                 1,595,190
                                                                    -----------
                                                                    $ 2,227,828
                                                                    ===========



       See accompanying notes to these consolidated financial statements.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          For the Three Months
                                                             Ended June 30,
                                                         ----------------------
                                                           1997         1996
                                                         ---------    ---------
REVENUES:
     Gross profit on real estate sold                    $  17,010    $    --
     Gas royalties                                          17,983       16,174
                                                         ---------    ---------

                                                            34,993       16,174

COSTS AND EXPENSES:
     Gas processing and production taxes                     6,030        6,385
     General and administrative                            138,585      115,747
     Depreciation and amortization                           9,738       37,983
                                                         ---------    ---------
                                                           154,353      160,115
                                                         ---------    ---------

LOSS FROM OPERATIONS                                      (119,360)    (143,941)

OTHER INCOME (EXPENSE):
     Interest income                                         5,005       11,531
     Dividend income                                         2,710        3,088
     Rental income                                           3,435        2,535
     Net gain on sale of marketable securities                --         25,161
     Net unrealized gain on marketable securities           21,494         --
     Equity in limited partnership loss                     (3,216)      (5,672)
     Interest expense                                       (5,331)      (1,871)
                                                         ---------    ---------

NET LOSS                                                 $ (95,263)   $(109,169)
                                                         =========    =========

NET LOSS PER SHARE                                       $    (.11)   $    (.12)
                                                         =========    =========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                              885,481      885,481
                                                         =========    =========









       See accompanying notes to these consolidated financial statements.


                                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                                                             Three Months Ended
                                                                                  June 30,
                                                                      --------------------------------
                                                                         1997                   1996
                                                                      ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $ (95,263)             $(109,169)
        Adjustments to reconcile net loss to
          net cash used in operating activities:
            Depreciation and amortization                                 9,738                 37,983
            Equity in limited partnership loss                            3,216                  5,672
            Net gain on sale of marketable securities                      --                  (25,161)
            Net unrealized gain on marketable securities                (21,494)                  --
            Land development costs                                      (51,200)                  --
            Changes in operating assets and liabilities:
             (Increase) decrease in:
               Restricted cash                                         (321,025)                  --
               Marketable securities                                     (8,795)                  --
               Gas royalties receivable                                   5,078                  2,837
               Interest and other receivables                               838                 11,848
               Prepaid expenses and other                                   844                  3,674
              Increase (decrease) in:
               Accounts payable and accrued expenses                     98,761                (23,293)
               Payable to brokers                                         7,859                  1,871
               Deferred revenue                                         267,868                   --
                                                                      ---------              ---------
         Net cash used in operating activities                         (103,575)               (93,738)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                     --                 (158,070)
     Proceeds from sale of marketable securities                           --                  344,458
     Funds advanced under notes receivable                                 --                 (100,000)
     Proceeds from collection of notes receivable                           339                 17,826
     Land development costs                                                --                  (26,790)
     Purchase of property and equipment                                 (38,153)                (2,043)
                                                                      ---------              ---------
         Net cash provided by (used in) investing activities            (37,814)                75,381

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                           110,000                   --
                                                                      ---------              ---------
         Net cash provided by financing activities                      110,000                   --
                                                                      ---------              ---------

Net decrease in cash and equivalents                                    (31,389)               (18,357)

Cash and equivalents, beginning of period                                46,735                 66,770
                                                                      ---------              ---------

Cash and equivalents, end of period                                   $  15,346              $  48,413
                                                                      =========              =========

Supplemental Cash Flow Information:
     Cash paid for interest                                           $   2,756              $    --
                                                                      =========              =========


                          See accompanying notes to these consolidated financial statements.



                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. Basis of Presentation

     In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at June 30, 1997 and the results of operations and cash flows for the three month periods ended June 30, 1997 and 1996. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended March 31, 1997, previously filed with the U. S. Securities and Exchange Commission.

2. Change in Capital Structure and Spin-off

     Prior to June 20, 1997, the Company was a wholly-owned subsidiary of American Rivers Oil Company ("AROC"). In November 1996, the Board of Directors of AROC (the Company's sole stockholder of 4,500,000 common shares outstanding) agreed to make a pro rata distribution of 885,481 shares of the Company's common stock to AROC's common stockholders (excluding holders of Class B common stock) of record on November 18, 1996. The pro rata distribution of shares occurred on June 20, 1997, and the remaining 3,614,519 shares of the Company's common stock owned by AROC were canceled. Accordingly, all share and per share amounts in the accompanying financial statements have been retroactively restated to give effect to the change in capital structure.

3. Sales of Real Estate

     Sales of real estate generally are accounted for under the full accrual method. Under that method, gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met. Sales of real estate are accounted for under the percentage-of-completion method when the Company has material obligations under sales contracts to provide improvements after the property is sold. Under the percentage-of-completion method, the gain on sale is recognized as the related obligations are fulfilled.

     The Company is presently developing five commercial pad sites on approximately 4.62 acres ("Phase I") of a 20 acre parcel for which the Company entered into sale agreements on three lots. The Company is obligated and entered into a contract for approximately $400,000 of Phase I site development work consisting of grading, utilities, channel lining, storm sewer, paving, curb and gutter with a scheduled completion date in September 1997. The Company was also required to furnish a bank letter of credit for $36,000 to the City of Colorado Springs to provide assurance that the paving, curb and gutter improvements would be completed. As of

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     June 30, 1997, approximately 10% of the contract work had been completed. The Company closed on one lot sale in June 1997 and a bank letter of credit was furnished to the purchaser to provide assurance that the site development work would be completed. The net proceeds of $321,025 received at the closing were used as collateral for this bank letter of credit. This amount is reflected as restricted cash on the Company's balance sheet at June 30, 1997. Subsequent to June 30, 1997, the Company closed on another lot sale and the total commitment on outstanding letters of credit was decreased to approximately $160,000.

     In connection with the closing of the lot sale in June 1997, the Company utilized the percentage-of-completion method to determine the amount of gross profit to be recognized at June 30, 1997 as follows:

           Sale of real estate                             $ 350,000
           Revenue deferred                                 (267,868)
                                                           ---------
                                                              82,132
           Cost of real estate sold                           65,122
                                                           ---------
           Gross profit on sale of real estate             $  17,010
                                                           =========

     The revenue deferred of $267,868 is reflected as a liability in the Company's balance sheet at June 30, 1997. The revenue will be recognized subsequent to June 30, 1997 as the related site development work obligations are completed.

4. Note Payable

     The note payable to bank provides for interest at 9.5% and is due April 1998. The note is collateralized by a U. S. Treasury Bond with a face value of $100,000. The note was paid off subsequent to June 30, 1997.

5. Payable to Brokers

     During the current quarter, the Company borrowed a total of $60,000 on margin from two brokerage firms. Subsequent to June 30, 1997, the Company repaid borrowings of $50,000 on one of the margin accounts.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto.

Forward-Looking Statements
--------------------------

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

Results of Operations
---------------------

The Company's net loss for the three months ended June 30, 1997 was $95,300 compared to a net loss of $109,200 for the comparable period in 1996. The decrease in the net loss is primarily due to an increase in revenues of $18,800 with a corresponding decrease in depreciation and amortization of $28,200 offset by an increase in general and adminstrative expenses of $22,800 and a decrease in other income of $11,700.

The Company closed on one lot sale related to the development of five commercial pad sites consisting of approximately 5 acres in a 20 acre parcel in Colorado Springs, Colorado. Since the Company had obligations to complete certain site improvements at June 30, 1997, the gross profit of $17,010 recognized by the Company on the sale was accounted for under the percentage-of-completion method (see Note 3).

The Company's gas royalty revenue increased $1,800 or 11% for the three months ended June 30, 1997 compared to the same period in 1996. Natural gas production for the three months ended June 30, 1997 was 12,017 mcf compared to 11,991 mcf for the comparable period in 1996. The average sales price of natural gas increased 12% ($1.44 per mcf compared to $1.29 per mcf ) for the three months ended June 30, 1997 over the comparable period in 1996.

General and administrative expenses increased by $22,800 or 20% for the three months ended June 30, 1997 compared to the same period in 1996. The increase is primarily due to legal, accounting and other expenses incurred in connection with the spin-off from American Rivers Oil Company.

Depreciation and amortization expense decreased $28,200 or 74% in the current quarter compared to the corresponding quarter in 1996 primarily due to a change in the estimated remaining life of the gas royalty interest effective January 1, 1997.

Interest and dividend income decreased $6,900 or 47% for the three months ended June 30, 1997 compared to the same period in 1996 due to the sale of marketable equity and fixed income securities in the prior fiscal year.

Rental income increased $900 or 36% in the current quarter compared to the corresponding quarter in 1996 due to the short-term rental of office space to a non-affiliated third party.

The net unrealized gain on marketable securities of $21,500 for the three months ended June 30, 1997 represents the net change in the market value of the trading securities portfolio.

Equity in partnership loss decreased $2,500 or 43% for the three months ended June 30, 1997 compared to the same period in 1996. The limited partnership's operations in the current period reflected a 21% decrease in revenue offset by a 25% decrease in costs and expenses when compared to the comparable period in 1996.

Interest  expense  increased by $3,500 for the current  quarter of 1997 over the
corresponding   quarter  of  1996  due  to  a  higher  average  amount  of  debt outstanding.

Financial Condition
-------------------

At June 30, 1997, the Company had working capital of $238,000.

The following summary table reflects the Company's cash flows for the three months ended June 30, 1997 and 1996:

                                                       Three Months Ended
                                                             June 30,
                                                    ------------------------
                                                       1997          1996
                                                    ----------     ---------
   Net cash used in
    operating activities                            $ (103,600)    $ (93,700)
   Net cash provided by
    (used in) investing activities                     (37,800)       75,400
   Net cash provided by
     financing activities                              110,000          --

Net cash used in operating activities increased to $103,600 for the three months ended June 30, 1997 compared to $93,700 for the comparable period in 1996. The small increase is attributable to the changes in operating assets and liabilities for the period.

Net cash used in investing activities of $37,800 for the three months ended June 30, 1997 resulted primarily from the purchase of property and equipment. Net cash provided by investing activities of $75,400 for the three months ended June 30, 1996 resulted from net cash proceeds of $186,400 from the purchase and sale of marketable securities being utilized for $100,000 advanced under a note receivable, land development costs of $26,800 and funding of operating activities.

Net cash provided by financing activities of $110,000 for the three months ended June 30, 1997 resulted from bank borrowings of $50,000 and borrowings of $60,000 from two brokerage margin accounts.

The Company's material commitments for capital expenditures in the next twelve months will be in conjunction with the three phase development of a 20 acre parcel in Colorado Springs, Colorado. Phase I consisting of five commercial pad sites (approximately 4.62 acres) is currently being developed. The Company entered into a contract for $400,000 related to on-site and off-site improvements in Phase I. These improvements were approximately 10% completed at June 30, 1997 and the Company anticipates completion by September 1997. The Company entered into sales contracts for three of the five lots and has closed on two of the lots. The third closing will occur in August 1997. The Company is utilizing the net proceeds from the sale closings to fund the Phase I improvements. Management, which is devoting all of its efforts to Phase I of the development, is unable to project an estimated time frame for the commencement and completion of Phases II and III related to the 20 acre parcel.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

             None

Item 2.  Changes in Securities
         ---------------------

             None

Item 3.  Default Upon Senior Securities
         ------------------------------

             None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

             None

Item 5.  Other Information
         -----------------

             None

Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

             a. Exhibits

                 Exhibit 27. Financial Data Schedule (submitted only in electronic format)

             b. Reports on Form 8-K

                 None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               BISHOP CAPITAL CORPORATION
                                               (Registrant)


Date:  August 8, 1997                          By:   /s/ Robert E. Thrailkill
                                                    ---------------------------
                                                    Robert E. Thrailkill
                                                    President
                                                   (Principal Executive Officer)


Date:  August 8, 1997                          By:   /s/ John A. Alsko
                                                    ----------------------------
                                                    John A. Alsko
                                                    Treasurer and Chief
                                                    Financial Officer
                                                   (Principal Financial Officer)