Form 10QSB
period 1997-09-30
BISHOP CAPITAL CORP
filed 1997-11-13
CIK 1028426

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1997

[ ]   Transition Report under Section 13 or 15(d) of the Securities  Exchange
       Act of 1934 for the Transition Period from __________ to _________

Commission file number  0-21867

                           BISHOP CAPITAL CORPORATION
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

                  Wyoming                                84-0901126
                  -------                                ----------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

      716 College View Drive, Riverton, Wyoming              82501
     ------------------------------------------            --------
       (Address of principal executive offices)            (Zip Code)

                                 (307) 856-3800
                                 --------------
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

The number of shares outstanding of the issuer's $.01 par value Common Stock as of November 10, 1997 was 791,405.

Transitional Small Business Disclosure Format
(Check one):
Yes      No   X
    ----    -----

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1997
                                   (Unaudited)

                                     ASSETS
Current Assets:
     Cash                                                      $   135,912
     Restricted cash                                               228,038
     Marketable securities                                         559,884
     Receivables:
          Gas royalties                                              5,354
          Interest and other                                        13,714
     Prepaid expenses and other                                      6,544
                                                               -----------
                 Total current assets                              949,446

Property and Equipment:
     Building                                                      212,157
     Furniture and fixtures                                         63,162
     Vehicles and equipment                                         91,380
                                                               -----------
                                                                   366,699
     Less accumulated depreciation                                (131,249)
                                                               -----------
                  Net property and equipment                       235,450

Other Assets:
     Land under development                                        607,060
     Investment in limited partnership                             194,391
     Gas royalty interest, net of accumulated
      amortization of $840,297                                     256,763
     Notes receivable, including $25,000 from officers              62,031
     Other assets, net                                               4,004
                                                               -----------
            Total other assets                                   1,124,249
                                                               -----------
Total Assets                                                   $ 2,309,145
                                                               ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued expenses                     $   100,063
     Payable to brokers                                            104,325
     Customer deposit - related party                               20,000
     Deferred revenue                                              265,027
                                                               -----------
           Total current liabilities                               489,415

Stockholders' Equity:
     Preferred stock, no par value; 5,000,000 shares
          authorized; no shares issued                                --
     Common stock, $.01 par value; 15,000,000 shares
          authorized; 885,481 shares issued                          8,855
     Additional paid-in capital                                  2,245,995
     Accumulated deficit                                          (334,555)
     Less treasury stock, at cost, 94,043 shares                  (100,565)
                                                               -----------
           Total stockholders' equity                            1,819,730
                                                               -----------
                                                               $ 2,309,145
                                                               ===========

       See accompanying notes to these consolidated financial statements
                                       -2-


                                  BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)

                                                      For the Three Months               For the Six Months
                                                       Ended September 30,               Ended September 30,
                                                       -------------------               -------------------
                                                     1997              1996            1997              1996
                                                   ---------        ---------        ---------        ---------
REVENUE:
     Gross profit on real estate sold              $ 410,451        $    --          $ 427,461        $    --
     Gas royalties                                    19,053           13,469           37,036           29,643
                                                   ---------        ---------        ---------        ---------
                                                     429,504           13,469          464,497           29,643

COSTS AND EXPENSES:
     Gas processing and production taxes               6,335            3,426           12,365            9,811
     General and administrative                      104,694          102,283          243,279          218,030
     Depreciation and amortization                     9,812           38,047           19,550           76,030
                                                   ---------        ---------        ---------        ---------
                                                     120,841          143,756          275,194          303,871
                                                   ---------        ---------        ---------        ---------

INCOME (LOSS) FROM OPERATIONS                        308,663         (130,287)         189,303         (274,228)

OTHER INCOME (EXPENSE):
     Interest income                                   7,332            8,777           12,337           20,308
     Dividend income                                   2,710            2,584            5,420            5,673
     Rental income                                     3,435            3,535            6,870            6,070
     Net gain on sale of marketable securities         5,339              432            6,519           25,593
     Net unrealized gain on marketable securities     77,206             --             97,520             --
     Equity in limited partnership loss              (16,982)          (5,693)         (20,198)         (11,365)
     Interest expense                                 (3,098)          (3,606)          (8,429)          (5,477)
                                                   ---------        ---------        ---------        ---------


INCOME (LOSS) BEFORE INCOME
     TAXES                                           384,605         (124,258)         289,342         (233,426)

PROVISION FOR INCOME TAXES                           (59,500)            --            (59,500)            --
                                                   ---------        ---------        ---------        ---------

NET INCOME (LOSS)                                  $ 325,105        $(124,258)       $ 229,842        $(233,426)
                                                   =========        =========        =========        =========

NET INCOME (LOSS) PER SHARE                        $     .39        $    (.14)       $     .27        $    (.26)
                                                   =========        =========        =========        =========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                 842,480          885,481          863,863          885,481
                                                   =========        =========        =========        =========



                            See accompanying notes to these consolidated financial statements.


                                                            -3-


                                BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                                         Six Months Ended
                                                                           September 30,
                                                                 --------------------------------
                                                                   1997                    1996
                                                                 ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $ 229,842              $(233,426)
     Adjustments  to reconcile  net income
       (loss) to net cash  provided by
       (used in) operating activities:
         Depreciation and amortization                              19,550                 76,030
         Net gain on sale of marketable securities                  (6,519)               (25,593)
         Net unrealized gain on marketable securities              (97,520)                  --
         Land development costs                                    (41,724)                  --
         Changes in operating assets and liabilities:
           (Increase) decrease in:
             Restricted cash                                      (228,038)                  --
             Marketable securities                                  (5,929)                  --
             Gas royalties receivable                               10,135                  2,895
             Interest and other receivables                         (2,674)                 9,890
             Prepaid expenses and other                              2,782                  7,349
           Increase (decrease) in:
             Accounts payable and accrued expenses                  57,019                (41,548)
             Payable to broker                                      19,219                 (1,871)
             Deferred revenue                                      265,027                   --
                                                                 ---------              ---------
     Net cash provided by (used in) operating activities           241,368               (194,909)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                                  --                 (223,387)
   Proceeds from sale of marketable securities                        --                  555,765
   Funds advanced under notes receivable                              --                 (100,000)
   Proceeds from collection of notes receivable                        688                 20,988
   Land development costs                                             --                 (105,581)
   Purchase of property and equipment                              (52,314)                (2,043)
                                                                 ---------              ---------
     Net cash provided by (used in) investing activities           (51,626)               145,742

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                        110,000                   --
   Repayments of borrowings                                       (110,000)                  --
   Treasury stock acquired                                        (100,565)                  --
                                                                 ---------              ---------
     Net cash used in financing activities                        (100,565)                  --
                                                                 ---------              ---------

Net increase (decrease) in cash                                     89,177                (49,167)

Cash, beginning of period                                           46,735                 66,770
                                                                 ---------              ---------

Cash, end of period                                              $ 135,912              $  17,603
                                                                 =========              =========

                      See accompanying notes to these consolidated financial statements.
                                                      -4-


                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.  Basis of Presentation

     In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at September 30, 1997 and the results of operations and cash flows for the three and six month periods ended September 30, 1997 and 1996. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended March 31, 1997, previously filed with the U. S. Securities and Exchange Commission.

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

     The Company is presently developing five commercial pad sites on approximately 4.62 acres ("Phase I") of a 20 acre parcel for which the Company entered into sale agreements on three lots. The Company is obligated and entered into a contract for approximately $410,000 of Phase I site development work consisting of grading, utilities, channel lining, storm sewer, paving, curb and gutter with a scheduled completion date in November 1997. The Company was also required to furnish a bank letter of credit for $36,000 to the City of Colorado Springs to provide assurance that the paving, curb and gutter improvements would be completed.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     As of September 30, 1997, approximately 60% of the contract work had been completed. On the first lot closing, the Company was required to furnish the purchaser a bank letter of credit to provide assurance that the site development work would be completed. The net proceeds of $321,025 received at this closing were used as collateral for the bank letter of credit. On the second lot closing, the purchaser required the Company to deposit with an escrow agent $182,470 from the net proceeds of $372,830 which would be disbursed for completed on-site improvements. As a result of the additional escrow amount, the Company decreased the total commitment on outstanding letters of credit to $160,000. The cash collateral of $160,000 and the balance of $68,038 remaining in the escrow account are reflected as restricted cash on the Company's balance sheet at September 30, 1997. On the third lot closing, the Company received the total net proceeds of $353,173.

     In  connection  with  the  completed  lot  sales,   the  Company  used  the
     percentage-of-completion method to determine the amount of gross profit to be recognized at September 30, 1997 as follows:

                                             Three Months     Six Months
                                                 Ended           Ended
                                             September 30,    September 30,
                                                  1997           1997
                                             -------------    -------------
       Sales of real estate                    $ 718,554      $ 1,068,554
       Previously revenue deferred               177,016             --
       Deferred revenue                         (174,175)        (265,027)
                                               ---------      -----------
                                                 721,395          803,527
       Cost of real estate sold                  310,944          376,066
                                               ---------      -----------
       Gross profit on sale of real estate     $ 410,451      $   427,461
                                               =========      ===========

     The deferred revenue of $265,027 is reflected as a liability in the Company's balance sheet at September 30, 1997. The revenue will be recognized subsequent to September 30, 1997 as the remaining site development work obligations are completed.

                  BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANICAL STATEMENTS
                                  (Unaudited)

4.  Income Taxes

     The provision for income taxes is based on management's estimate of the effective tax rate expected to be applicable for the fiscal year net of the utilization of the net operating loss carryforward which is subject to limitations under IRS Section 382. The tax rate may be revised at the end of each successive interim period during the fiscal year to reflect management's current estimate of the annual effective tax rate.

5. Supplemental Disclosures to Consolidated Statements of Cash Flows

     Net cash provided by (used in) operating activities reflects cash payments for interest and income taxes as follows:

                             Three Months Ended       Six Months Ended
                                September 30,            September 30,
                                -------------            -------------
                              1997        1996         1997          1996
                              ----        ----         ----          ----
       Interest paid        $  2,300     $   --      $  2,900      $   --
       Income taxes paid      20,000         --        20,000          --

6. Subsequent Event

     The Company is a limited partner with a 19% partnership interest in Z-H, Ltd. which constructed and operated a golf driving range, miniature golf and batting cage facility in Colorado Springs, Colorado. In July 1997, the general partner ("Seller") entered into an Agreement of Purchase and Sale of Leasehold (the "Leasehold Agreement") with an unrelated third-party ("Purchaser") for the sale of all improvements, buildings and fixtures for $89,000 cash, $100,000 of Purchaser's restricted common stock and assumption by Purchaser of approximately $911,000 debt. The closing of the transaction occurred in October 1997. In connection with the real property, the parties entered into a 25 year Ground Lease (the "Lease") whereby the Purchaser will pay annual rents aggregating $1,302,000 over the Lease term. The Lease provides for a termination fee payable to the Purchaser if the Lease is cancelled by the Seller after the expiration of the second lease year of $1,000,000 in lease years 3 through 5 and declining thereafter to $-0- in lease year 21.

     In conjunction with the Leasehold Agreement, the parties entered into a Management Agreement whereby the Purchaser assumed the management of the day-to-day operations of the facility commencing in July 1997 until the closing of the Leasehold Agreement which occurred in October 1997. During this period of time, the Purchaser received 100% of all gross receipts and paid 100% of all operating expenses except for certain expenses payable by the Seller. The Company recorded its equity in the limited partnership operations only for those expenses paid by the partnership for the three months ended September 30, 1997.

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

Results of Operations
---------------------

                 Three Months Ended September 30, 1997 and 1996
                 ----------------------------------------------

The Company's net income for the three months ended September 30, 1997 was $325,105 compared to a net loss of $124,258 for the comparable period in 1996. The improved results for the 1997 period were attributable primarily to the closing of real estate sales.

The Company closed on two lot sales related to the development of five commercial pad sites consisting of approximately 5 acres in a 20 acre parcel in Colorado Springs, Colorado. Since the Company had obligations to complete certain site improvements at September 30, 1997, the gross profit of $410,451 recognized by the Company on the sale was accounted for under the percentage-of-completion method (see Note 3).

The Company's gas royalty revenue increased $5,600 or 41% for the three months ended September 30, 1997 compared to the same period in 1996. Natural gas production for the three months ended September 30, 1997 was 12,138 mcf compared to 10,996 mcf for the comparable period in 1996. The average sales price of natural gas increased 28% ($1.53 per mcf compared to $1.20 per mcf ) for the three months ended September 30, 1997 over the comparable period in 1996.

Gas processing and production taxes increased $2,900 or 85% in the 1997 period compared to the 1996 period due to the gas processing plant being shut-down in the 1996 period for repairs and maintenance.

General and administrative expenses increased by $2,400 or 2% for the three months ended September 30, 1997 compared to the same period in 1996 and is attributable to minor fluctuations in overhead costs and expenses.

Depreciation and amortization expense decreased $28,200 or 74% in the current quarter compared to the corresponding quarter in 1996 primarily due to a change in the estimated remaining life of the gas royalty interest effective January 1, 1997.

Interest and dividend income decreased $1,300 or 12% for the three months ended September 30, 1997 compared to the same period in 1996 due to the sale of marketable equity and fixed income securities in the prior fiscal year.

The net unrealized gain on marketable securities of $77,200 for the three months ended September 30, 1997 represents the net change in the market value of the trading securities portfolio.

The net gain on sale of marketable securities increased $4,900 in the current period and resulted from the sale of marketable securities from the Company's trading securities portfolio.

Equity in partnership loss increased $11,200 for the three months ended September 30, 1997 compared to the 1996 period due to expenses being incurred without any offsetting revenue from operations as discussed in Note 4 to the consolidated financial statements.

Interest expense remained comparable for the three months ended September 30, 1997 and 1996.

                  Six Months Ended September 30, 1997 and 1996
                  --------------------------------------------

The Company's net income for the six months ended September 30, 1997 was $229,842 compared to a net loss of $233,426 for the comparable period in 1996. The improved results for the six months ended September 30, 1997 were attributable primarily to the closing of real estate sales.

The Company closed on three lot sales related to the development of five commercial pad sites consisting of approximately 5 acres in a 20 acre parcel in Colorado Springs, Colorado. Since the Company had obligations to complete certain site improvements at September 30, 1997, the gross profit of $427,461 recognized by the Company on the sales was accounted for under the percentage-of-completion method (see Note 3).

The Company's gas royalty revenue increased $7,400 or 25% for the six months ended September 30, 1997 compared to the same period in 1996. Natural gas production for the six months ended September 30, 1997 was 24,155 mcf compared to 22,987 mcf for the comparable period in 1996. The average sales price of natural gas increased 19% ($1.49 per mcf compared to $1.25 per mcf) for the 1997 period over the 1996 period.

Gas processing and production taxes increased $2,600 or 26% in the 1997 period compared to the 1996 period due to the gas processing plant being shut-down in the 1996 period for repairs and maintenance.

General and administrative expenses increased $25,200 or 12% for the six months ended September 30, 1997 compared to the same period in 1996. The increase is primarily due to legal, accounting and other expenses incurred in connection with the spin-off from American Rivers Oil Company in June 1997.

Depreciation and amortization expense decreased $56,500 or 74% in the current six months compared to the 1996 period primarily due to a change in the estimated remaining life of the gas royalty interest effective January 1, 1997.

Interest and dividend income decreased $8,200 or 32% for the six months ended September 30, 1997 compared to the 1996 period due to the sale of marketable securities in the prior fiscal year.

The net gain on sale of marketable securities decreased $19,000 or 74% for the current period compared to the 1996 period due to a decrease in portfolio trading activity.

The net unrealized gain on marketable securities of $97,500 for the current period represents the net change in the market value of the trading securities portfolio.

The equity in partnership loss increased $8,800 or 78% in the current period compared to the 1996 period due to expenses being incurred without any offsetting revenue from operations as discussed in Note 4 to the consolidated financial statements.

Interest expense increased $3,000 or 54% in the 1997 period compared to the 1996 period due to a higher average amount of debt outstanding.

Financial Condition

At September 30, 1997, the Company had working capital of $460,000.

The following summary table reflects the Company's cash flows for the six months ended September 30, 1997 and 1996:

                                                              Six Months Ended
                                                               September 30,
                                                               -------------
                                                              1997       1996
                                                              ----       ----
      Net cash provided by (used in) operating activities   $241,400  $(194,900)
      Net cash provided by (used in) investing activities    (51,600)   145,700
      Net cash used in financing activities                 (100,600)      --

Net cash provided by operating activities increased to $241,400 for the six months ended September 30, 1997 compared to a net use of cash for operating activities of $194,900 for the comparable period in 1996 due primarily to the closing of real estate sales.

Net cash used in investing activities of $51,600 for the six months ended September 30, 1997 resulted primarily from the purchase of equipment. Net cash provided by investing activities of $145,700 for the six months ended September

30, 1996 resulted primarily from net cash proceeds of $332,400 from the purchase and sale of marketable securities being utilized for $100,000 advanced under a note receivable, land development costs of $105,600 and funding of operating activities.

Net cash used in financing activities of $100,600 for the six months ended September 30, 1997 resulted from the Company acquiring 94,043 shares of treasury stock. The Company also had borrowings of $110,000 and repayment of borrowings of $110,000 for the 1997 period.

The Company's material commitments for capital expenditures in the next twelve months will be in conjunction with the three phase development of a 20 acre parcel in Colorado Springs, Colorado. Phase I consisting of five commercial pad sites (approximately 4.62 acres) is currently being developed. The Company entered into a contract for $410,000 related to on-site and off-site improvements in Phase I. These improvements were approximately 60% completed at September 30, 1997 and the Company anticipates completion by November 1997. The Company entered into and closed sales contracts for three of the five lots. The Company is utilizing the net proceeds from the closings to fund the Phase I improvements. Management, which is devoting all of its efforts to Phase I of the development, is unable to project an estimated time frame for the commencement and completion of Phases II and III related to the 20 acre parcel.

The Company anticipates that working capital will be sufficient to fund the remaining Phase I capital expenditures. The Company will not commence development of Phases II and III until sales agreements are entered into for the sale of commercial pad sites. The capital expenditures related to Phases II and III are anticipated to be funded from working capital and net proceeds from the sale of commercial pad sites.

The future profitability and operating cash flows of the Company may be volatile due to the significance and nature of real estate activities.

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

             None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

             None

Item 5.  Other Information
         -----------------

             None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

             a. Exhibits

                 Exhibit 27. Financial Data Schedule (submitted only in electronic format)

             b. Reports on Form 8-K

                 None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BISHOP CAPITAL CORPORATION
                                            (Registrant)


Date:  November 10, 1997                    By:  /s/ Robert E. Thrailkill
                                                 ------------------------------
                                                 Robert E. Thrailkill
                                                 President
                                                (Principal Executive Officer)


Date:  November 10, 1997                    By:   /s/ John A. Alsko
                                                  -----------------------------
                                                  John A. Alsko
                                                  Treasurer and Chief
                                                  Financial Officer
                                                 (Principal Financial Officer)