Form 10QSB
period 1997-12-31
BISHOP CAPITAL CORP
filed 1998-02-12
CIK 1028426

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 1997

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________ to _________

Commission file number  0-21867

                           BISHOP CAPITAL CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Wyoming                                    84-0901126
   ------------------------------                     -------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

   716 College View Drive, Riverton, Wyoming                 82501
  ------------------------------------------               --------
   (Address of principal executive offices)               (Zip Code)

                                 (307) 856-3800
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ----

The number of shares outstanding of the issuer's $.01 par value Common Stock as of February 10, 1998 was 838,365.

Transitional Small Business Disclosure Format
(Check one):
Yes       No   X
    -----    -----

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1997
                                   (Unaudited)

                                     ASSETS
                                     ------
Current Assets:
     Cash                                                           $    84,430
     Restricted cash                                                    100,000
     Marketable securities                                              621,961
     Receivables:
          Gas royalties                                                  18,702
          Interest and other                                              8,508
     Prepaid expenses and other                                           9,716
                                                                    -----------
           Total current assets                                         843,317

Property and Equipment:
     Building                                                           212,157
     Furniture and fixtures                                              63,162
     Vehicles and equipment                                              91,380
                                                                    -----------

                                                                        366,699
     Less accumulated depreciation                                     (137,872)
                                                                    -----------
               Net property and equipment                               228,827


Other Assets:
     Land under development                                             639,032
     Investment in limited partnership                                  206,470
     Gas royalty interest, net of accumulated amortization
           of $843,633                                                  253,428
     Notes receivable, including $25,000 to officers                     61,673
     Other assets, net                                                    2,861
                                                                    -----------
            Total other assets                                        1,163,464
                                                                    -----------

                                                                    $ 2,235,608
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
     Accounts payable and accrued expenses                          $    97,595
     Payable to broker                                                  145,035
     Customer deposit - related party                                    20,000
     Income taxes payable                                                35,500
     Deferred revenue                                                   110,807
                                                                    -----------
           Total current liabilities                                    408,937

Stockholders' Equity:
     Preferred stock, no par value; 5,000,000 shares
          authorized; no shares issued                                     --
     Common stock, $.01 par value; 15,000,000 shares
          authorized; 885,481 shares issued                               8,855
     Additional paid-in capital                                       2,245,995
     Accumulated deficit                                               (327,502)
     Less treasury stock, at cost, 94,116 shares                       (100,677)
                                                                    -----------
           Total stockholders' equity                                 1,826,671
                                                                    -----------
                                                                    $ 2,235,608
                                                                    ===========


       See accompanying notes to these consolidated financial statements.


                           BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)


                                                      For the Three Months     For the Nine Months
                                                       Ended December 31,       Ended December 31,
                                                    ----------------------    ----------------------
                                                       1997         1996         1997        1996
                                                    ---------    ---------    ---------    ---------

REVENUE:
     Gross profit on real estate sold               $  75,546    $    --      $ 503,007    $    --
     Gas royalties                                     34,460       18,854       71,496       48,497
                                                    ---------    ---------    ---------    ---------
                                                      110,006       18,854      574,503       48,497

COSTS AND EXPENSES:
     Gas processing and production taxes                4,239        4,331       16,604       14,142
     General and administrative                       134,877      165,895      378,156      383,925
     Depreciation and amortization                     10,102       37,659       29,652      113,689
                                                    ---------    ---------    ---------    ---------
                                                      149,218      207,885      424,412      511,756
                                                    ---------    ---------    ---------    ---------

INCOME (LOSS) FROM OPERATIONS                         (39,212)    (189,031)     150,091     (463,259)

OTHER INCOME (EXPENSE):
     Interest income                                    6,403        7,075       18,740       27,383
     Dividend income                                    2,709        2,710        8,129        8,382
     Rental income                                      5,236        4,158       12,106       10,228
     Net gain on sale of marketable securities         17,193       25,747       23,712       51,340
     Net unrealized gain on marketable securities       6,200         --        103,720         --
     Equity in limited partnership income (loss)       12,079      (18,381)      (8,119)     (29,746)
     Interest expense                                  (2,555)      (3,074)     (10,984)      (8,551)
                                                    ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME
     TAXES                                              8,053     (170,796)     297,395     (404,223)

PROVISION FOR INCOME TAXES                             (1,000)        --        (60,500)        --
                                                    ---------    ---------    ---------    ---------

NET INCOME (LOSS)                                   $   7,053    $(170,796)   $ 236,895    $(404,223)
                                                    =========    =========    =========    =========

NET INCOME (LOSS) PER SHARE                         $     .01    $    (.19)   $     .28    $    (.46)
                                                    =========    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                  791,402      885,481      839,621      885,481
                                                    =========    =========    =========    =========



                 See accompanying notes to these consolidated financial statements.


                                                  -3-








                      BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                                                  Nine Months Ended
                                                                     December 31,
                                                               ----------------------
                                                                  1997         1996
                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $ 236,895    $(404,223)
     Adjustments  to reconcile  net income  (loss)
       to net cash  provided by (used in) operating
       activities:
         Depreciation and amortization                            29,652      113,689
         Equity in limited partnership income (loss)               8,119       29,746
         Net gain on sale of marketable securities               (23,712)     (51,340)
         Net unrealized gain on marketable securities           (103,720)        --
         Land development costs                                  (73,696)        --
         Stock bonus compensation                                   --         50,173
         Changes in operating assets and liabilities:
            (Increase) decrease in:
               Restricted cash                                  (100,000)        --
               Marketable securities                             (44,614)        --
               Gas royalties receivable                           (3,213)      (3,034)
               Receivable from parent                              2,055       21,809
               Interest and other receivables                        477        6,745
               Prepaid expenses and other                            610        9,460
            Increase (decrease) in:
               Accounts payable and accrued expenses              54,551      (22,856)
               Payable to broker                                  59,929         --
               Income taxes payable                               35,500         --
               Deferred revenue                                  110,807         --
                                                               ---------    ---------
         Net cash provided by (used in) operating activities     189,640     (249,831)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                                --       (312,828)
   Proceeds from sale of marketable securities                      --        665,894
   Funds advanced under notes receivable                            --       (120,000)
   Proceeds from collection of notes receivable                    1,046      121,309
   Land development costs                                           --       (128,425)
   Purchase of property and equipment                            (52,314)      (9,464)
                                                               ---------    ---------
         Net cash provided by (used in) investing activities     (51,268)     216,486

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                      110,000         --
   Repayments of borrowings                                     (110,000)        --
   Treasury stock acquired                                      (100,677)        --
                                                               ---------    ---------
         Net cash used in financing activities                  (100,677)        --
                                                               ---------    ---------

Net increase (decrease) in cash                                   37,695      (33,345)

Cash, beginning of period                                         46,735       66,770
                                                               ---------    ---------

Cash, end of period                                            $  84,430    $  33,425
                                                               =========    =========

          See accompanying notes to these consolidated financial statements.

                                          -4-

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. Basis of Presentation

     In the opinion of management, all adjustments, consisting of normal recurring accruals, have been made which are necessary for a fair presentation of the financial position of the Company at December 31, 1997 and the results of operations and cash flows for the three and nine month periods ended December 31, 1997 and 1996. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements of the Company, and related notes thereto, filed with the Company's annual report on Form 10-KSB for the year ended March 31, 1997, previously filed with the U. S. Securities and Exchange Commission.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which specifies new standards to simplify the existing computational guidelines, revise the disclosure requirements and increase the comparability of earnings per share data on an international basis. Since SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, the provisions were adopted in the current period. Since the Company does not have any outstanding common stock equivalents, the adoption of SFAS No. 128 did not have any impact on previously reported earnings per share information. Since the Company has not issued any potentially dilutive securities, there is no difference between basic and diluted earnings per share.

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

3. Investment in Limited Partnership

     The Company is a limited partner with a 19% partnership interest in Z-H, Ltd. which constructed and operated a golf driving range, miniature golf and batting cage facility in Colorado Springs, Colorado. In July 1997, the general partner ("Seller") entered into an Agreement of Purchase and Sale of Leasehold with an unrelated third-party ("Purchaser") for the sale of all improvements, buildings and fixtures for $71,500 cash, $100,000 of Purchaser's restricted common stock and assumption by Purchaser of approximately $887,500 debt. The closing of the transaction occurred in October 1997. In connection with the real property, the parties entered into a 25 year Ground Lease (the " Lease") whereby the Purchaser will pay annual rents aggregating $3,909,000 over the Lease term. The Lease provides

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     for a termination fee payable to the Purchaser if the Lease is cancelled by the Seller after the expiration of the second lease year of $1,000,000 in lease years 3 through 5 and declining thereafter to $-0- in lease year 21. Based on the preliminary information received from the limited partnership, the Company's share of the gain from the sale of the improvements is approximately $50,000. The Company, however, will record the gain when it receives additional information from the limited partnership which will enable it to determine the proper method of accounting for the gain recognition.

4. Sales of Real Estate

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

     The Company developed five commercial pad sites on approximately 4.62 acres ("Phase I") of a 20 acre parcel. Three of the pad sites were sold and the remaining two are currently under sale contracts. The Company was obligated and entered into a contract for approximately $415,000 of Phase I site development work consisting of grading, utilities, channel lining, storm sewer, paving, curb and gutter. All of the improvements have been completed except for the channel lining work which is scheduled for completion in February 1998. As of December 31, 1997, approximately 82% of the contract work had been completed.

     The Company was required to furnish a bank letter of credit for $163,000 to the City of Colorado Springs ("City") to provide assurance that the channel work relating to the remaining acreage in the 20 acre parcel will be completed when the land is developed. In addition, the Company furnished two additional bank letters of credit to the City totaling $47,000 relating to the paving, curb, gutter, and road improvements which the City released subsequent to December 31, 1997. The Company also has available an unused line of credit for $50,000 with the bank. The outstanding bank letters of credit and the line of credit are collateralized by cash of $100,000 which is reflected as restricted cash and $160,000 of U. S. government securities.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




     In connection with the real estate sales, the Company used the percentage-of-completion method to determine the amount of gross profit to be recognized for the three and nine months ended December 31, 1997 as follows:

                                             Three Months   Nine Months
                                                Ended          Ended
                                             December 31,   December 31,
                                                 1997          1997
                                              -----------   -----------

        Sales of real estate                  $      --     $ 1,068,554
        Previously deferred revenue               154,220          --
        Deferred revenue                             --        (110,807)
                                              -----------   -----------
                                                  154,220       957,747
        Cost of real estate sold                   78,674       454,740
                                              -----------   -----------
        Gross profit on sale of real estate   $    75,546   $   503,007
                                              ===========   ===========

     The  deferred  revenue of  $110,807  is  reflected  as a  liability  in the
     Company's balance sheet at December 31, 1997. The revenue will be recognized subsequent to December 31, 1997 as the remaining site development work obligations are completed.

5. Income Taxes

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

6. Supplemental Disclosures to Consolidated Statements of Cash Flows

     Cash payments for interest and income taxes were as follows:

                                         Nine Months Ended
                                            December 31,
                                         -----------------
                                           1997      1996
                                         -------   -------

                     Interest paid       $ 9,538   $ 8,551
                     Income taxes paid    25,000      --

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




7. Subsequent Event

     Subsequent to December 31, 1997, the Company sold 47,000 treasury shares to an officer for $49,820 cash. The price per share in this transaction was equal to the price paid by the Company when the treasury shares were acquired in August 1997.

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

Results of Operations
---------------------

                  Three Months Ended December 31, 1997 and 1996
                  ---------------------------------------------

The Company's net income for the three months ended December 31, 1997 was $7,053 compared to a net loss of $170,796 for the comparable period in 1996. The improved results for the 1997 period were attributable primarily to the recognition of additional gross profit from prior real estate sales.

Since the Company had obligations to complete certain site improvements at December 31, 1997, the gross profit on real estate sold of $75,546 recognized by the Company was accounted for under the percentage-of-completion method (see
Note 4).

The Company's gas royalty revenue increased $15,600 or 83% for the three months ended December 31, 1997 compared to the same period in 1996. Natural gas production for the three months ended December 31, 1997 was 14,795 mcf compared to 9,737 mcf for the comparable period in 1996. The average sales price of natural gas increased 20% ($2.29 per mcf compared to $1.91 per mcf ) for the three months ended December 31, 1997 over the comparable period in 1996.

General and administrative expenses decreased by $31,000 or 19% and is primarily attributable to no stock compensation expense in the 1997 period compared to approximately $50,000 for the comparable period in 1996.

Depreciation and amortization expense decreased $28,200 or 74% in the current quarter compared to the corresponding quarter in 1996 primarily due to a change in the estimated remaining life of the gas royalty interest effective January 1, 1997.

The net unrealized gain on marketable securities of $6,200 for the three months ended December 31, 1997 represents the net change in the market value of the trading securities portfolio.

The net gain on sale of marketable securities decreased $8,600 or 33% in the current period compared to the 1996 period due to a decrease in portfolio trading activity.

Equity in limited partnership income of $12,000 for the three months ended December 31, 1997 resulted from miscellaneous income in connection with the sale of certain improvements (see Note 3) compared to a loss from operations in the 1996 period.

Interest expense remained comparable for the three months ended December 31, 1997 and 1996.

                  Nine Months Ended December 31, 1997 and 1996
                  --------------------------------------------

The Company's net income for the nine months ended December 31, 1997 was $236,895 compared to a net loss of $404,223 for the comparable period in 1996. The improved results for the nine months ended December 31, 1997 were attributable primarily to sales of real estate.

The Company closed on three lot sales related to the development of five commercial pad sites consisting of approximately 5 acres in a 20 acre parcel in Colorado Springs, Colorado. Since the Company had obligations to complete certain site improvements at December 31, 1997, the gross profit of $503,007 recognized by the Company on the sales was accounted for under the percentage-of-completion method (see Note 4).

The Company's gas royalty revenue increased $23,000 or 47% for the nine months ended December 31, 1997 compared to the same period in 1996. Natural gas production for the nine months ended December 31, 1997 was 38,950 mcf compared to 32,724 mcf for the comparable period in 1996. The average sales price of natural gas increased 23% ($1.79 per mcf compared to $1.45 per mcf) for the 1997 period over the 1996 period.

Gas processing and production taxes increased $2,500 or 17% in the 1997 period compared to the 1996 period due to the gas processing plant being shut-down in the 1996 period for repairs and maintenance.

General and administrative expenses decreased $5,800 or 2% for the nine months ended December 31, 1997 compared to the same period in 1996. The net decrease was attributable to a reduction in stock compensation expense offset by increases in legal, accounting and other expenses incurred in connection with the spin-off from American Rivers Oil Company in June 1997.

Depreciation and amortization expense decreased $84,000 or 74% in the current nine months compared to the 1996 period primarily due to a change in the estimated remaining life of the gas royalty interest effective January 1, 1997.

Interest and dividend income decreased $8,900 or 25% for the nine months ended December 31, 1997 compared to the 1996 period due to the sale of marketable securities in the prior fiscal year.

The net gain on sale of marketable securities decreased $28,800 or 56% for the current period compared to the 1996 period due to a decrease in portfolio trading activity.

The net unrealized gain on marketable securities of $103,700 for the current period represents the net change in the market value of the trading securities portfolio.

Equity in limited partnership loss decreased $21,600 in the current period compared to the 1996 period due to the partnership selling certain improvements as discussed in Note 3 to the consolidated financial statements.

Interest expense increased $2,400 or 28% in the 1997 period compared to the 1996 period due to a higher average amount of debt outstanding.

Financial Condition
-------------------

At December 31, 1997, the Company had working capital of $434,000.

The following summary table reflects the Company's cash flows for the nine months ended December 31, 1997 and 1996:

                                                          Nine Months Ended
                                                             December 31,
                                                       ----------------------
                                                          1997         1996
                                                       ---------    ---------
 Net cash provided by (used in) operating activities   $ 189,600    $(249,800)
 Net cash provided by (used in) investing activities     (51,300)     216,500
 Net cash used in financing activities                  (100,700)        --

Net cash provided by operating activities increased to $189,600 for the nine months ended December 31, 1997 compared to a net use of cash for operating activities of $249,800 for the comparable period in 1996 due primarily to sales of real estate.

Net cash used in investing activities of $51,300 for the nine months ended December 31, 1997 resulted primarily from the purchase of equipment. Net cash provided by investing activities of $216,500 for the nine months ended December 31, 1996 resulted primarily from net cash proceeds of $353,100 from marketable securities being utilized for land development costs of $128,400 and funding of operating activities.

Net cash used in financing activities of $100,700 for the nine months ended December 31, 1997 resulted from the Company acquiring 94,116 shares of treasury stock. The Company also had borrowings of $110,000 and repayment of borrowings of $110,000 for the 1997 period. There were no cash flows from financing activities for the comparable period in 1996.

The Company's material commitments for capital expenditures in the next twelve months will be in conjunction with Phase II of the development of a 20 acre parcel in Colorado Springs, Colorado. Phase I consisted of five commercial pad sites (approximately 4.62 acres) and the related costs for the on-site and off-site improvements were approximately $415,000. The Company entered into and closed sales contracts for three of the five lots and presently has the remaining two lots under contract for sale. The Company utilized the net proceeds from the closings to fund the Phase I improvements. At December 31, 1997, the Company has approximately $110,000 of obligations (including retainages of $34,000) remaining under the contract for site development costs.

The Company will not commence development of Phase II (approximately 7 acres) until sales agreements are entered into for the sale of commercial pad sites. The estimated capital expenditures of $500,000 for Phase II site improvements are anticipated to be funded from working capital and net proceeds from the sale of commercial pad sites. The Company is presently negotiating a contract with one purchaser and is having preliminary discussions with another prospective purchaser for the sale of lots in Phase II.

The Company has also engaged two independent consultants to perform economic and financial feasibility studies for a 300 unit apartment complex to be developed on a 35 acre parcel owned by the Company and located south of the 20 acre parcel presently being developed. The Company estimates that the project cost will be in the range of $18 - $20 million. Until the feasibility studies are completed, management is unable to provide any additional information on the feasibility of the contemplated project.

The future profitability and operating cash flows of the Company may be volatile due to the significance and nature of real estate activities.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 2. Changes in Securities

          None

Item 3. Default Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

          a. Exhibits

               Exhibit 27. Financial Data Schedule (submitted only in electronic format)

          b. Reports on Form 8-K

               None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BISHOP CAPITAL CORPORATION
                                                   (Registrant)


Date:  February 10, 1998                    By:   /s/ Robert E. Thrailkill
                                                 -------------------------
                                                 Robert E. Thrailkill
                                                 President
                                                 (Principal Executive Officer)


Date:  February 10, 1998                    By:   /s/ John A. Alsko
                                                 ------------------
                                                 John A. Alsko
                                                 Treasurer and Chief
                                                   Financial Officer
                                                 (Principal Financial Officer)