Form 10KSB
period 1998-03-31
BISHOP CAPITAL CORP
filed 1998-06-26
CIK 1028426

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For the Fiscal Year Ended March 31, 1998

Commission file number:  0-21867

                           BISHOP CAPITAL CORPORATION
                           --------------------------
                 (Name of small business issuer in its charter)

          Wyoming                                            84-0901126
          -------                                            ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

716 College View Drive, Riverton, Wyoming                       82501
-----------------------------------------                       -----
 (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number:  (307) 856-3800

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:
                          Common Stock, $.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months and (2) has
been subject to such filing requirements for the past 90 days.   Yes X   No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

Issuer's revenues for fiscal year ended March 31, 1998 were $1,103,553.

The aggregate market value of the voting stock held by non-affiliates as of June 22, 1998 was $585,720.

The number of shares outstanding of the issuer's Common Stock as of June 22, 1998 was 838,365.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (Check one):  Yes __  No X

                                   Part I


Item 1.   Description of Business
          -----------------------

Bishop Capital Corporation (the "Company), formerly known as Bishop Cable Communications Corporation, was originally incorporated under the laws of the State of Colorado on February 22, 1983 and reincorporated under the laws of the State of Wyoming on June 2, 1992. On November 22, 1995, the Company changed its name. The Company is primarily engaged in the development and sale of real estate and has a royalty interest in a natural gas property. The Company was a wholly-owned subsidiary of a public company (see "Metro/KTOC Transaction") until its shares were distributed as a partial liquidating dividend on June 20, 1997 (see "Distribution").

Metro/KTOC Transaction

In December 1995, the Company's parent corporation, then known as Metro Capital Corporation ("Metro"), upon approval of its shareholders, completed a transaction with Karlton Terry Oil Company and its affiliates ("KTOC") whereby KTOC exchanged certain oil and gas properties for 80% of the then issued and outstanding voting securities of Metro (the "Transaction"). The only class of securities of Metro issued and outstanding prior to the Transaction was Common Stock. Under terms of the Transaction, Metro issued shares of newly created Class B Common Stock to KTOC in order to exclude KTOC from participation in a distribution of the Company's Common Stock. Metro and KTOC previously were not affiliated. Prior to and in connection with the Transaction, Metro transferred all of its assets to the Company (a wholly-owned subsidiary of Metro), except for $700,000 cash and an insignificant oil property. These transferred assets, together with the Company's previously owned assets, were being operated autonomously by the prior management of Metro who became officers and directors of the Company pursuant to the terms of separate five-year Operating and Voting Agreements. Upon completion of the Transaction, Metro's name was changed to American Rivers Oil Company ("AROC"). Management of KTOC succeeded to the board of directors and serve as officers of AROC operating the oil and gas properties previously owned by KTOC. As a result, AROC and the Company operated separate businesses under separate management.

The Company's operations, prior to the transfer of assets from Metro, were primarily related to the development and sale of real estate. Liabilities of the Company, consisting of trade accounts payable, were insignificant. In connection with the Transaction, Metro transferred assets of $1,731,000 (excluding $700,000 cash and an insignificant oil property) and related liabilities of $41,000 to the Company. The assets transferred included $1,055,000 in cash and marketable securities, net property and equipment of $200,000 and a net gas royalty interest of $400,000.

Distribution

Pursuant to the terms of the Transaction, AROC's Board of Directors on November 8, 1996 authorized a spin-off distribution of the Company's Common Stock as a partial liquidating dividend to AROC's Common shareholders of record on November 18, 1996 on the basis of one share of the Company's Common Stock for four shares of AROC's Common Stock. AROC's Class B Common shareholders did not participate in the Distribution. The Distribution occurred on June 20, 1997 and the separate Operating and Voting Agreements previously discussed were terminated. Subsequent to the termination of these agreements, the officers and directors of the Company continued in their present positions.

The Company had four full-time employees as of March 31, 1998.

Real Estate Operations

In October 1993, the Company entered into two limited partnership agreements to purchase approximately 90 contiguous acres of land in Colorado Springs, Colorado. The property surrounding the acreage is primarily retail development (restaurants, major grocery chains, gas stations, convenience stores and small retailers) to serve nearby residential developments. A summary of the Company's participation in each partnership is as follows:

     (1) The Company contributed $250,000 cash to the first partnership (Bishop Powers, Ltd.) which purchased approximately 55 acres of land (comprising separate 20 and 35 acre parcels) for commercial development. The Company, as general partner, has an 81% interest with the remaining 19% interest held by the limited partner (Powers Golf LLC) who is the general partner in the second partnership discussed below. The Company will be allocated 100% of the income and losses until it has been paid $600,000 plus interest thereon at 8% per annum (not to exceed $100,000) after which the income and losses will be allocated 81% to the Company and 19% to the limited partner. The Company, as general partner, has exclusive management of the partnership. Any transfer of a limited partner's interest requires the written consent of the general partner. The Company has commenced a three phase development of commercial pad sites for the 20 acre parcel. The development plan for the 35 acre parcel is presently anticipated to be a combination of commercial pad sites on 17 acres and an apartment complex on the remaining 18 acres.

     (2) The Company contributed $100,000 cash to the second partnership (Z-H, Ltd.) which purchased approximately 35 acres of land on which Z-H, Ltd. constructed a recreational facility consisting of a 60 station golf driving range, 36 holes of miniature golf, 9 baseball/softball batting machines, and a 1,200 square foot clubhouse. This facility, which encompasses all of the acreage purchased, commenced operations in July 1994. The Company, as the limited partner, has a 19% interest with the remaining 81% interest held by the general partner (Powers Golf LLC). There is no affiliation between the Company and Powers Golf LLC. The Company contributed an additional $250,000 when certain financing requirements in the partnership consisting of $800,000 of debt financing were fulfilled by the general partner. The Company is not a guarantor of any debt in this partnership and the general partner cannot incur additional debt without the prior written consent of the Company. The Company is not required to make any further capital contributions to the partnership. The Company also has the right of first refusal relating to the sale of partnership assets. In July 1997, the general partner ("Seller") entered into an Agreement of Purchase and Sale of Leasehold with an unrelated third- party ("Purchaser") for the sale of all improvements, buildings and fixtures for $71,500 cash, $100,000 of Purchaser's restricted common stock and assumption by Purchaser of approximately $887,000 debt. The transaction closed in October 1997. In connection with the real property, the parties entered into a 25 year Ground Lease (the "Lease") whereby the Purchaser will pay monthly rents aggregating $3,909,000 over the Lease term. The Lease provides for a termination fee payable to the Purchaser if the Lease is cancelled by the Seller after the expiration of the second lease year of $1,000,000 in lease years 3 through 5, $750,000 in lease years 6 through 10, $500,000 in lease years 11 through 15, $300,000 in lease years 16 through 20 and $-0- thereafter. In connection with the Lease, the Purchaser agreed to have the Seller released from liability on the assumed debt by the third anniversary of the Lease commencement date. If this event does not occur, the termination fee previously discussed will be waived. The Seller is also responsible for the payment of real estate taxes on the land or any improvements up to a maximum amount of $18,000 per lease year. Any amount in excess of $18,000 per lease year will be paid by the Purchaser. At March 31, 1998, the net carrying value of the Company's 19% interest is $210,600.

The undeveloped real estate is subject to local zoning laws and regulations. The undeveloped real estate must be surveyed, designed and platted and then submitted to the appropriate governmental authorities for approval, permits and agreements before it can commence development. The ability of the Company to obtain necessary approvals and permits for its planned development is often beyond the Company's control. The length of time necessary to obtain permits and approvals increases the carrying costs of unimproved land acquired for the purpose of development. The western boundary of the undeveloped real estate borders a drainage channel and appropriate governmental authorities will require that certain improvements be made along the drainage channel as sections of the undeveloped land are platted for development. The Company estimates that the remaining drainage channel improvement costs will approximate $400,000.

The Company developed approximately 5 acres (comprising 5 lots) in Phase I of the 20 acre parcel. The costs for the Phase I site development work consisting of grading, utilities, channel lining, storm sewer, paving and curb and gutter were approximately $446,000. These costs were funded primarily by net proceeds from the closings of three lot sales as follows: (i) Lot 1 (1.14 acre) to Diamond Shamrock Refining and Marketing Company for $388,850 for a combination gasoline sales, convenience store and car wash facility; (ii) Lot 2 (.92 acre) to State Bank & Trust for $329,703 for a branch bank facility and (iii) Lot 4 (1.04 acre) to a Taco Bell franchisee for $350,000 for a fast-food facility. The Company entered into a sales agreement to sell Lot 3 (.69 acre) to Grease Monkey International, Inc. for $258,026 and closed the transaction on June 11, 1998. The remaining Lot 5 (.48 acre) in Phase I is currently unsold.

Subsequent to March 31, 1998, the Company submitted a Concept Plan for the remaining 15 acres for Phases II and III along with a Final Plat consisting of one lot in Phase II to the appropriate governmental authorities for their approval which occurred on June 4, 1998. The Company entered into a sales agreement to sell for $300,000 the one lot (1.65 acre) platted in Phase II to PCRO Limited Liability Company for a retail automotive and tire service center. The closing was to occur on or before June 1, 1998; however, since the Concept Plan and Final Plat were not approved until June 4, 1998, the parties have agreed to close on June 26, 1998. Upon closing, $200,000 of the net proceeds will be escrowed for the payment of on-site improvements which are to be completed by the Company. The estimated Phase II development costs for grading, utilities, channel lining, storm sewer and paving are approximately $327,000. The Company is presently working on contract specifications for the work which is anticipated to commence in July 1998.

Subsequent to March 31, 1998, the Company entered into a sales agreement to sell for $400,000 one lot (1.0 acre) in Phase III. The Concept Plan for Phase III will be revised and resubmitted along with a one lot Final Plat for approval by the appropriate governmental authorities. The closing will occur ten (10) business days following notice to Purchaser from the Company that the Final Plat was approved. In the event the closing has not occurred on or before September 10, 1998, then either party may elect to terminate the agreement. Since the location of the lot is adjacent to the Phase II on-site improvements which are to be completed, the Company does not anticipate incurring any additional major development costs.

In October 1995 the Company acquired approximately 5 acres of undeveloped real estate located adjacent to a golf course in Riverton, Wyoming for $80,000 and expended approximately $154,000 for improvements (utilities, drainage, roadway, etc.) in developing a 15 lot subdivision. The Company had a one year listing agreement with a local real estate brokerage company to market at a 6% commission rate the improved lots. The listing agreement expired in June 1997 and the Company commenced marketing the improved lots. As of March 31, 1998, one lot sale was closed to an officer of the Company. The Company currently is having preliminary discussions with a local construction contractor regarding the building of "spec" homes on several of the lots.

Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment, a current or previous owner of real estate may be liable for the cost of removal or remediation of certain hazardous or toxic substances disposed, stored, released, generated, manufactured or discharged from, on, at, onto, under or in such property. Environmental laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence or release of such hazardous or toxic substances. The Company engaged an independent environmental engineer to do a Phase I Environmental Assessment ("Assessment") on the 20 acre parcel being developed in Colorado Springs, Colorado. The Assessment did not reveal any non-compliance with environmental laws. The Company is not aware of any non-compliance with environmental laws, environmental liability or other environmental claims on its real estate properties that the Company believes would likely have a material adverse effect on the Company.

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

Natural Gas Royalty Interest

In December 1990, the Company purchased a royalty interest in certain natural gas properties located in Wyoming from an unrelated third-party. Since the Company did not have access to reserve information, the Company engaged an independent petroleum geologist to review available geologic, engineering and production data and to estimate the value for the natural gas royalty interest. Based on this study and other factors, the Company paid approximately $1,067,000 for the royalty interests. At March 31, 1998, the net carrying value of this interest is $250,000. In connection with the purchase, the Company formed a tax partnership (Bridger Creek Partnership) which allocates to the Company, as general partner, the first $40,000 of annual net income (as defined) from the partnership and 80% of annual net income in excess of $40,000. After the Company has received cumulative net income of $1,050,000, plus interest at prime adjusted semi-annually, the Company will receive 60% of the annual net income thereafter.

The royalty interest is in the Madden Unit (the "Unit") which produces natural gas from producing horizons between 5,500 and 24,000 feet. A gas processing plant in which the Company has no ownership interest treats the "sour gas" produced from the Madison formation (24,000 feet). The plant processes 50 MMCFD (million cubic feet per day) from two completed Madison wells. The operator of the Unit recently commenced modification plans to increase the plant capacity from 50 MMCFD to 66 MMCFD and is expected to be completed by September 1998. A third Madison well was completed in June 1997 and is currently shut-in awaiting construction of a second "sour gas" processing plant to be located north of the existing plant. The new plant will have the capacity to process 66 MMCFD and is estimated to be completed in July 1999. The plant products include methane, sulfur and carbon dioxide. The Company's royalty interest is only subject to plant processing costs and severance and ad valorem taxes. The Company and other royalty owners are negotiating with the plant operator to eliminate the deduction of certain processing costs which may not be in accordance with applicable state rules and regulations.

Item 2.   Description of Property
          -----------------------

The Company's principal properties consist of approximately 50 acres of undeveloped real estate in Colorado and an improved 14 lot subdivision and natural gas royalty interest in Wyoming. None of the properties are held subject to any encumbrance.

Real Estate Investment Policies

Although the Company has no formal policy as to the allocation of assets among its real estate investments, the Company has limited such investments to its present real estate holdings which were acquired primarily for possible capital gain.

The Company's major investment in real estate is approximately 50 acres of undeveloped real estate in Colorado Springs, Colorado which was acquired in October 1993 and consists of separate 15 acre and 35 acre parcels. The Colorado Springs, Colorado area has sustained a consistent growth in population over the past twenty-five years. Population forecasts for the year 2000 reflect a 20% increase over 1990 which is a conservative 2% annualized growth rate. Several new retail development centers and residential areas north and east of the Company's property have been constructed or are in the planning stages. Demographic and marketing studies by independent third-parties project higher retail sales and population growth over a five-year period within a one to five mile radius of the Company's property which is zoned PBC-2 (Planned Business Center) and OC (Office Complex). The PBC zoning allows most commercial and retail uses and the OC zoning permits office uses as well as destination restaurants.

The Company is presently planning the development of commercial pad sites for Phases II and III on the 15 acre parcel. Phase I of the development, consisting of 5 lots (approximately 5 acres of the original 20 acre parcel), was completed and the Company closed sales on four lots. Subsequent to March 31, 1998, the Concept Plan for Phases II and III and a Final Plat for Phase II were submitted to the appropriate governmental authorities for approval which occurred on June 4, 1998. The estimated Phase II site development costs for grading, utilities, channel lining, storm sewer and paving are approximately $327,000. The costs will be funded primarily by the net proceeds from the closing of lot sales.
Subsequent to March 31, 1998, the Company established two lines of credit ($150,000 and $250,000) with a bank to ensure that funds would be available to commence the Phase II site improvements. The $150,000 line of credit is collateralized by $160,000 of U. S. Treasury securities. The $250,000 line of credit will be used for the issuance of letters of credit which may be required by the governmental authorities and is collateralized by the Company's executive office building. The Company has furnished a bank letter of credit for $164,310 to the City of Colorado Springs (the "City") to provide assurance that the channel work in Phases I and II will be completed. Since the channel work in Phase I has been completed, the City released $52,710 which decreased the bank letter of credit to $111,600.

The Company's development plan for the remaining 35 acre parcel is presently anticipated to be a combination of retail pad sites on 17 acres and an apartment complex on the remaining 18 acres. The construction of an apartment complex will be based upon a variety of factors, including (i) applying for a zoning change from PBC-2 to R-5 (ii) external demographic studies; (iii) financial review as to the feasibility of the proposed project, including projected profit margins, return on capital employed and the capital payback period; (iv) competition for the proposed project; (v) the ability to obtain financing on favorable terms; and (vi) management's judgment as to the real estate market and economic trends. The Company would also consider various financial resources such as a partnership, joint venture or other financing arrangements to minimize risk. The Company had market and feasibility studies completed by independent consultants for the proposed apartment complex. The studies concluded that the proposed apartment complex would be a viable project within certain parameters relating to construction costs, types of units, financing, etc. The Company is currently having preliminary discussions with a company involved in the financing, construction, leasing and managing of apartment complexes which has expressed interest in participating with the Company in developing the proposed apartment complex.

The Company does not anticipate any major investments in real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Reserves

Reserve information relating to the natural gas royalty interest owned is not included because the information is not made available to royalty interest owners by Louisiana Land and Exploration Company, the operator of the properties. The Company's share of production from the royalty interest for the year ended March 31, 1998 was 53,000 mcf.


Item 3.   Legal Proceedings
          -----------------

The Company is not a party to any pending legal proceedings involving a claim for damages which amount exceeds 10% of the current assets of the Company and its subsidiaries on a consolidated basis and no such proceedings are known to be contemplated.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 31, 1998.

                                     Part II


Item 5.   Market for Common Equity and Related Stockholder Matters
          --------------------------------------------------------

Common Stock

The Company's common stock (trading symbol "BPCC") is traded on the OTC (non-NASDAQ) Bulletin Board Service used by members of the National Association of Securities Dealers, Inc. ("NASD"). The following table shows the high and low bid prices for the common stock of the Company, which was distributed on June 20, 1997 as a partial liquidating dividend, for the periods indicated as reported by the NASD. The quotations represent prices between dealers and do not include retail mark-up, markdown, or commission and may not represent actual transactions.

           Quarter Ended                 High Bid                   Low Bid
           -------------                 --------                   -------

               6/30/97                 $    --   (1)              $   --   (1)
               9/30/97                      --   (1)                  --   (1)
              12/31/97                      --   (1)                  --   (1)
               3/31/98                     .875                      .125

           (1) The NASD form required for the initiation of quotations on the OTC Bulletin Board Service was submitted by a market maker in July 1997 and approved by the NASD in February 1998.

As of June 22, 1998, there were approximately 2,000 holders of record of the Company's common stock (which number does not include shareholders whose shares are held of record by brokerage firms).

Dividends

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


Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

Certain statements contained herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's Securities Exchange Act filings.

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

Results of Operations
---------------------

The Company's net income for the fiscal year ended March 31, 1998 was $169,800 compared to a net loss of $524,300 for fiscal 1997. The improved results for fiscal year 1998 were attributable primarily to sales of improved real estate.

Fiscal 1998 Compared to Fiscal 1997

Gross profit on real estate sold of $524,622 in fiscal 1998 resulted primarily from the sale of improved real estate in Colorado Springs, Colorado. Real estate sales of $1,103,553 were offset by costs of real estate sold of $578,931. There were no real estate sales in fiscal 1997.

General and administrative expenses decreased $29,300 or 6% in fiscal 1998 primarily due to a general reduction in overhead costs and expenses.

Depreciation and amortization increased $10,400 or 58% in fiscal 1998 compared to fiscal 1997 due to the purchase of vehicles and equipment in fiscal 1998.

Gas royalties, net of amortization, increased $93,500 in fiscal 1998 compared to fiscal 1997 primarily due to a decrease in amortization of $90,000 or 87% in fiscal 1998 which resulted from a change in the estimated remaining life of the gas royalty interest to 20 years, effective January 1, 1997, based on management's review and evaluation of new public data released by the operator. Natural gas production increased 16% (53,000 mcf in 1998 compared to 45,837 mcf in 1997) and was offset by a 9% decrease in the average sales price of natural gas ($1.76 per mcf in 1998 compared to $1.94 per mcf in 1997) and a 7% increase in gas processing costs and production taxes ($20,514 in 1998 compared to $19,129 in 1997).

Interest income decreased $8,800 or 21% in fiscal 1998 from fiscal 1997 primarily due to the sale of fixed income securities in fiscal 1997.

The net loss on sale of marketable securities of $31,700 in fiscal 1998 resulted from the sale of equity securities for other investment opportunities.

The net unrealized gain on marketable securities of $199,600 in fiscal 1998 represents the net change in the fair value of trading securities from fiscal 1997.

Equity in limited partnership loss decreased $35,500 or 90% in fiscal 1998 from fiscal 1997 primarily due to the sale of all improvements related to the operations (exclusive of real property) in October 1997 to an unrelated third-party. In connection with the real property, the purchaser entered into a 25 year ground lease which provides for the payment of monthly rents. The Company's share of the gain from the sale of improvements was approximately $50,000. The gain, which was deferred, will be recognized proportionately by the installment method.

Interest expense increased $4,000 or 37% in fiscal 1998 compared to fiscal 1997 primarily due to bank fees incurred for the issuance of letters of credit for the real estate project in Colorado Springs, Colorado.

Financial Condition

At March 31, 1998, the Company had working capital of $369,800.

The following summary table reflects comparative cash flows for the Company for the two years ended March 31, 1998:

                                                           Years Ended
                                                            March 31,
                                                     ---------------------
                                                        1998        1997
                                                        ----        ----
           Net cash provided by (used in):
                  Operating activities               $ 90,500    $(71,600)
                  Investing activities                (50,900)     51,600
                  Financing activities                (50,900)       --

Net cash provided by operating activities increased $162,000 in fiscal 1998 from fiscal 1997 primarily due to sales of improved real estate. Net cash used in operating activities of $71,600 in fiscal 1997 resulted primarily from the net loss incurred.

Net cash used in investing activities in fiscal 1998 resulted primarily from the purchase of vehicles and equipment. In fiscal 1997, net cash provided by investing activities resulted from net cash proceeds of $188,100 from the purchase and sale of marketable securities and $146,600 from collections of notes receivable being offset by land development costs of $153,600, funds advanced under notes receivable of $120,000 and purchase of equipment for $9,500.

Net cash used in financing activities in fiscal 1998 resulted from the purchase of treasury stock. The Company also had borrowings of $50,000 and repayment of borrowings of $50,000. There were no cash flows from financing activities for the year ended March 31, 1997.

The Company's material commitments for capital expenditures in the next twelve months will be in conjunction with the Phase II and III development of a 15 acre parcel located in Colorado Springs, Colorado. The Concept Plan for Phases II and III and the Final Plat relating to Phase II of the development have been submitted to the appropriate governmental authorities and were approved on June 4, 1998. The Company has entered into a sales contract for the one lot platted in Phase II. The estimated costs for the Phase II site improvements are approximately $327,000. The Company expects that such expenditures will be funded primarily by the net proceeds from the sale of lots. Subsequent to March 31, 1998, the Company established two lines of credit ($150,000 and $250,000) with a bank to ensure that funds would be available to commence the Phase II site improvement work which is anticipated to commence in July 1998.

Impact of Inflation

The Company cannot determine the precise effects of inflation. However, the impact of general price inflation has not had a material adverse effect on the results of the Company's operations.

The Year 2000 Issue

The Year 2000 Issue is the result of computer programs using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in a company's operations. The Company has begun a review of its computer system to assess the potential costs and scope of the Year 2000 Issue. The Company's goal is to complete all relevant internal software remediation and testing by March 31, 1999. The total cost to the Company of these Year 2000 Issue activities is not anticipated to be material to its financial position or results of operations. Any purchased hardware and/or software will be capitalized in accordance with normal policy. All other costs related to the project will be expensed as incurred. The Year 2000 Issue may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 Issue on such entities. This discussion is based upon management's best estimates and there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FASB No. 130) and No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FASB No. 131), effective for years beginning after December 15, 1997. FASB No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FASB No. 131 establishes standards for reporting information about operating segments and the methods by which such segments were determined. The Company has not completed its evaluation of these statements, but does not anticipate a material impact on the consolidated financial statements from the adoption of the additional disclosure requirements of these accounting standards.

Item 7.   Financial Statements
          --------------------

Information with respect to this item appears on page F-1 of this report. Such information is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          ----------------------------------------------------------------------

None

                                    Part III
                                    --------


Item 9.   Directors and Executive Officers of the Registrant
          --------------------------------------------------

     a. Identification of Directors and Executive Officers

                  Name                Age                  Office
                  ----                ---                  ------

        Robert E. Thrailkill           66      Chairman of the Board, President
                                               and Chief Executive Officer

        John A. Alsko                  57      Secretary/Treasurer and Director

        Robert J. Thrailkill           39      Vice President and Director

     Robert E. Thrailkill. Mr. Thrailkill has been President, Chief Executive Officer and Director of the Company since its inception in February 1983. Mr. Thrailkill previously served as Chairman of the Board, President and Chief Executive Officer of Metro Capital Corporation, the Company's former parent corporation, from February 1981 to December 1995 at which time there was a change in control. Mr. Thrailkill's business background spans over 33 years of management responsibility in privately and publicly-held companies.

     John A. Alsko. Mr. Alsko was appointed as Secretary/Treasurer and a Director of the Company in November 1995. Previously, Mr. Alsko served as Vice President - Finance of Metro Capital Corporation from February 1987 to December 1995. Prior to joining Metro Capital Corporation, he was employed in various financial positions with other companies and public accounting firms. Mr. Alsko is a Certified Public Accountant.

     Robert J. Thrailkill. Mr. Thrailkill was appointed as Vice President - Operations and a Director of the Company in November 1995. Previously, Mr. Thrailkill served as Director of Operations of Metro Capital Corporation from January 1989 to December 1995. Prior to joining Metro Capital Corporation, he was employed in various supervisory and managerial positions with other companies.

The directors of the Company are elected to hold office until the next annual meeting of shareholders or until a successor has been elected and qualified. Officers of the Company are elected annually by the Board of Directors and hold office until their successors are duly elected and qualified. All of the officers and directors devote full time to the business of the Company.

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

     e. Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, certain officers and persons who own more than ten percent of the outstanding Common Stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than ten percent shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, all
     Section 16(a) filing requirements applicable to all of its officers and directors were complied with during fiscal 1998, except one filing by Robert E. Thrailkill, President, who inadvertently filed late due to an administrative oversight.

Item 10.   Executive Compensation
           ----------------------

     a. Summary Compensation Table

The following table sets forth the compensation received by the Chief Executive Officer for the years ended March 31, 1998, 1997 and 1996. No other executive officer had total annual salary and bonus exceeding $100,000 for the year ended March 31, 1998.

                                                                          Long Term
     Name                          Annual Compensation                  Compensation Awards
      and                 ----------------------------------------   --------------------------
   Principal                                          Other Annual     Restricted      Options
   Position               Year     Salary     Bonus   Compensation   Stock Award ($)   SARS (#)
   --------               ----     ------     -----   ------------   ---------------   --------
Robert E. Thrailkill      1998    $145,000     $--      $   --         $   --             --
President, Chief          1997     145,000      --        46,200(2)        --          45,000(3)
Executive Officer         1996     145,000      --          --           22,500(4)     25,000(5)
and Director (1)
----------


                                       15

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

The columns for "Long-Term Incentive Plan Payouts" and "All Other Compensation" were omitted from the Summary Compensation Table since there was no information reportable for the three years ended March 31, 1998.

     b. Option/SAR Grants Table

     The Company does not have any stock option plans or outstanding Stock Appreciation Rights ("SARs").

     c. Aggregated Option Exercise and Fiscal Year-End Option Value Table

     The Company does not have any stock options nor any SARs outstanding at March 31, 1998.

     d. Compensation of Directors

     There are no current arrangements for the compensation of directors for services rendered since the current directors are employees of the Company. There are no other arrangements whereby any of the Company's directors received compensation for services as a director during fiscal 1998.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     a. Security Ownership of Certain Beneficial Owners

The following table shows, as of June 22, 1998, those persons known by the Company to be the beneficial owners of more than 5% of the Company's Common
Stock:

                                                  Amount and Nature
                       Name and Address             of Beneficial      Percent
Title of Class        of Beneficial Owner             Ownership        of Class
--------------        -------------------             ---------        --------
Common Stock         Robert E. Thrailkill (1)          133,470           15.9%
                     716 College View Drive
                     Riverton, WY 82501

Common Stock         Consult & Assist (2)               68,750            8.2%
                     P.O. Box 9856
                     Rancho Santa Fe, CA 92067

Common Stock         Francarep, Inc. (3)                68,750            8.2%
                     50 Av. des Champs-Elysees
                     75008 Paris, France
----------

     (1) On January 20, 1998, Mr. Thrailkill purchased 47,000 shares of the Registrant's Common Stock, which shares are restricted, for a purchase price of $49,820.
     (2)  All shares are beneficially owned by Georg Ligenbrink.
     (3)  All shares are beneficially owned by Georges Babinet.

     b. Security Ownership of Management

The following table shows, as of June 22, 1998, management's ownership of the Company's Common Stock:

                                                 Amount and Nature
                      Name and Address             of Beneficial      Percent
Title of Class       of Beneficial Owner             Ownership        of Class
--------------       -------------------             ---------        --------
Common Stock        Robert E. Thrailkill (1)          133,470          15.9%
                    716 College View Drive
                    Riverton, WY 82501

Common Stock        John A. Alsko                      19,563           2.3%
                    716 College View Drive
                    Riverton, WY 82501

Common Stock        Robert J. Thrailkill               15,938           1.9%
                    716 College View Drive
                    Riverton, WY 82501

Common Stock        All officers and directors
                    as a group (three persons)        168,971          20.1%

----------

     (1) On January 20, 1998, Mr. Thrailkill purchased 47,000 shares of the Registrant's Common Stock, which shares are restricted, for a purchase price of $49,820.

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

     b. Indebtedness of Management

     No officer or director of the Company has been indebted to the Company directly or indirectly during fiscal year 1998 in an amount exceeding $60,000.

     c. Transactions with Parent of Issuer

     In connection with the Metro/KTOC Transaction in December 1995, the assets of Metro which were transferred to the Company were operated autonomously by the prior management of Metro pursuant to the terms of separate five-year Operating and Voting Agreements which terminated on June 20, 1997.

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

          10.1 Management Agreement dated December 8, 1995 between American Rivers Oil Company (formerly Metro Capital Corporation), Bishop Capital Corporation (formerly Bishop Cable Communications Corporation) and Robert E. Thrailkill (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-SB Registration Statement filed December 11, 1996). (1)

          10.2 Purchase Option Agreement dated August 28, 1996 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and Diamond Shamrock Refining and Marketing Company (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-SB Registration Statement filed December 11, 1996). (1)

          10.3 Contract to Sell Real Estate dated November 14, 1996 between Powers Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and 123 Cascade Associates LLC (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-SB Registration Statement filed December 11, 1996). (1)

          10.4 Agreement for the Purchase and Sale of Commercial Real Estate dated March 3, 1997 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and State Bank & Trust of Colorado Springs (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-SB/A Registration Statement filed March 17, 1997). (1)

          10.5 Operating Agreement dated December 8, 1995 between American Rivers Oil Company (formerly Metro Capital Corporation), Karlton Terry Oil Company and Bishop Capital Corporation (formerly Bishop Cable Communications Corporation) (incorporated by reference to
               Exhibit 10.5 of the Registrant's Form 10-SB/A Registration Statement filed March 17, 1997). (1)

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

          10.9 Agreement of Bridger Creek Partnership dated December 31, 1990 between Bishop Capital Corporation (successor to interest of Metro Capital Corporation) and Mr. and Mrs. William N. Spratt (incorporated by reference to Exhibit 10.9 of the Registrant's Form 10-SB/A Registration Statement filed March 17, 1997). (1)

         10.10 Construction Contract dated June 5, 1997 between Bishop Capital Corporation as General Partner of Bishop Powers, Ltd. and Pioneer Sand Company, Inc. (1)

         10.11 Agreement for the Purchase and Sale of Commercial Real Estate dated January 27, 1998 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and Grease Monkey International, Inc.

         10.12 Agreement for the Purchase and Sale of Commercial Real Estate dated March 20, 1998 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and PCRO Limited Liability Company.

         10.13 Agreement for the Purchase and Sale of Commercial Real Estate dated June 10, 1998 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and Sam Khanfar.

          21   Subsidiaries  of the  Registrant  (incorporated  by  reference to
               Exhibit  21  of  the  Registrant's   Form  10-SB/A   Registration
               Statement filed March 17, 1997). (1)

          27   Financial Data Schedule (submitted only in electronic format).

----------

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

                                       BISHOP CAPITAL CORPORATION
                                       (Registrant)


Date: June 22, 1998                      By: /s/ Robert E. Thrailkill
                                            ------------------------------------
                                            Robert E. Thrailkill
                                            President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date: June 22, 1998                         /s/ Robert E. Thrailkill
                                            ------------------------------------

                                            Robert E. Thrailkill
                                            Chairman of the Board of Directors
                                            (Principal Executive Officer)


Date: June 22, 1998                         /s/ John A. Alsko
                                            ------------------------------------
                                            John A. Alsko
                                            Treasurer/Director
                                            (Principal Financial and Accounting
                                            Officer)


Date: June 22, 1998                         /s/ Robert J. Thrailkill
                                            ------------------------------------
                                            Robert J. Thrailkill
                                            Vice President/Director

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----

Independent Auditor's Report................................................F-2

Consolidated Balance Sheet - March 31, 1998.................................F-3

Consolidated Statements of Operations -
    For the Years Ended March 31, 1998 and 1997.............................F-4

Consolidated Statements of Changes in Stockholders' Equity -
    For the Years Ended March 31, 1998 and 1997.............................F-5

Consolidated Statements of Cash Flows -
    For the Years Ended March 31, 1998 and 1997.............................F-6

Notes to Consolidated Financial Statements..................................F-7

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Bishop Capital Corporation
Riverton, Wyoming


We have audited the accompanying consolidated balance sheet of Bishop Capital Corporation and subsidiaries as of March 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bishop Capital Corporation and subsidiaries as of March 31, 1998, and the results of their operations and their cash flows for the years ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP

Denver, Colorado
May 15, 1998

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998



                                     ASSETS
                                     ------
CURRENT ASSETS:
    Cash and equivalents                                            $    35,516
    Restricted cash                                                      54,310
    Marketable securities                                               633,294
    Receivables:
         Sale of marketable securities                                   38,316
         Gas royalties                                                   11,723
         Interest and other                                              14,429
    Prepaid expenses and other                                            7,913
                                                                    -----------
             Total current assets                                       795,501

PROPERTY AND EQUIPMENT:
    Building                                                            212,157
    Furniture and fixtures                                               63,162
    Vehicles and equipment                                               91,380
                                                                    -----------
                                                                        366,699
    Less accumulated depreciation                                      (144,494)
                                                                    -----------
             Net property and equipment                                 222,205
                                                                    -----------

OTHER ASSETS:
    Land under development                                              669,632
    Investment in limited partnership                                   210,614
    Gas royalty interest, net of accumulated
         amortization of $816,959                                       250,092
    Deferred income taxes                                                23,000
    Notes receivable                                                     61,305
    Other assets, net                                                     2,718
                                                                    -----------
             Total other assets                                       1,217,361
                                                                    -----------

TOTAL ASSETS                                                        $ 2,235,067
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                           $   172,376
    Income taxes payable                                                 33,000
    Deferred income taxes                                                65,000
    Payable to broker                                                   155,283
                                                                    -----------
         Total current liabilities                                      425,659

COMMITMENTS (Notes 5 and 7)

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value; 5,000,000
         shares authorized, no shares issued                               --
    Common stock, $.01 par value; 15,000,000 shares
         authorized; 838,365 shares issued and outstanding                8,384
    Capital in excess of par value                                    2,195,609
    Accumulated deficit                                                (394,585)
                                                                    -----------
             Total stockholders' equity                               1,809,408
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 2,235,067
                                                                    ===========



       See accompanying notes to these consolidated financial statements.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           FOR THE YEARS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                            1998         1997
                                                         ---------    ---------

REVENUES -
   Gross profit on real estate sold                      $ 524,622    $    --

COSTS AND EXPENSES:
   General and administrative                              488,669      518,005
   Depreciation and amortization                            26,411       17,967
                                                         ---------    ---------
                                                           515,080      535,972
                                                         ---------    ---------

INCOME (LOSS) FROM OPERATIONS                                9,542     (535,972)

OTHER INCOME (EXPENSE):
   Gas royalties, net of amortization of $13,342
       and $103,372, respectively                           61,375      (32,090)
   Interest income                                          24,175       33,006
   Dividend income                                          10,839       11,092
   Rental income                                            14,716       13,963
   Net gain (loss) on sale of marketable securities        (31,705)      62,005
   Net unrealized gain (loss) on marketable securities     199,611      (25,992)
   Equity in limited partnership loss                       (3,975)     (39,523)
   Interest expense                                        (14,766)     (10,789)
                                                         ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES                          269,812     (524,300)
   Provision for income taxes:
       Current                                             (58,000)        --
       Deferred                                            (42,000)        --
                                                         ---------    ---------

NET INCOME (LOSS)                                        $ 169,812    $(524,300)
                                                         =========    =========

EARNINGS PER SHARE                                       $     .20    $    (.59)
                                                         =========    =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING              836,000      885,000
                                                         =========    =========



       See accompanying notes to these consolidated financial statements.


                            BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            FOR THE YEARS ENDED MARCH 31, 1998 AND 1997


                                                  Common Stock                Treasury Stock
                                          --------------------------    --------------------------
                                           Number of                     Number of
                                            Shares         Amount         Shares         Amount
                                          -----------    -----------    -----------    -----------

BALANCES, April 1, 1996                       885,481    $     8,855           --      $      --

  Issuance of AROC common stock for
      employee compensation                      --             --             --             --
  Net change in unrealized holding gain          --             --             --             --
  Net loss                                       --             --             --             --
                                          -----------    -----------    -----------    -----------

BALANCES, March 31, 1997                      885,481          8,855           --             --

  Purchase of treasury stock                     --             --           94,116       (100,677)
  Sale of treasury stock to officer              --             --          (47,000)        49,820
  Retirement of treasury stock                (47,116)          (471)       (47,116)        50,857
  Net income                                     --             --             --             --
                                          -----------    -----------    -----------    -----------

BALANCES, March 31, 1998                      838,365    $     8,384           --      $      --
                                          ===========    ===========    ===========    ===========


                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            FOR THE YEARS ENDED MARCH 31, 1998 AND 1997

                                           (Continued)


                                           Capital in     Unrealized
                                           Excess of       Holding      Accumulated
                                           Par Value        Gain          Deficit         Total
                                          -----------    -----------    -----------    -----------

BALANCES, April 1, 1996                   $ 2,166,024    $    66,884    $   (40,097)   $ 2,201,666

  Issuance of AROC common stock for
      employee compensation                    79,971           --             --           79,971
  Net change in unrealized holding gain          --          (66,884)          --          (66,884)
  Net loss                                       --             --         (524,300)      (524,300)
                                          -----------    -----------    -----------    -----------

BALANCES, March 31, 1997                    2,245,995           --         (564,397)     1,690,453

  Purchase of treasury stock                     --             --             --         (100,677)
  Sale of treasury stock to officer              --             --             --           49,820
  Retirement of treasury stock                (50,386)          --             --             --
  Net income                                     --             --          169,812        169,812
                                          -----------    -----------    -----------    -----------

BALANCES, March 31, 1998                  $ 2,195,609    $      --      $  (394,585)   $ 1,809,408
                                          ===========    ===========    ===========    ===========

                See accompanying notes to these consolidated financial statements.

                                                F-5




                            BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                            FOR THE YEARS ENDED
                                                                                  MARCH 31,
                                                                         -------------------------
                                                                            1998            1997
                                                                         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                    $ 169,812       $(524,300)
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
            Depreciation                                                    25,837          17,397
            Amortization                                                    13,916         103,942
            Deferred income taxes                                           42,000            --
            Issuance of AROC common stock for employee
                compensation                                                  --            79,971
            Equity in limited partnership loss                               3,975          39,523
            Net (gain) loss on sale of marketable securities                31,705         (62,005)
            Net unrealized (gain) loss on marketable securities           (199,611)         25,992
            Changes in operating assets and liabilities:
               (Increase) decrease in:
                   Restricted cash                                         (54,310)           --
                   Marketable securities                                   (15,471)        175,891
                   Gas royalties receivable                                  3,766          (6,090)
                   Interest other receivables                              (43,760)          4,273
                   Receivables from AROC                                     2,055          21,524
                   Prepaid expenses                                          1,413           8,634
                   Other assets                                                999          (1,000)
                   Land under development                                 (104,296)           --
               Increase (decrease) in:
                   Accounts payable and accrued expenses                   129,332         (40,498)
                   Income taxes payable                                     33,000            --
                   Customer deposit                                        (20,000)           --
                   Payable to broker                                        70,177          85,106
                                                                         ---------       ---------
            Net cash provided by (used in) operating activities             90,539         (71,640)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                         --          (477,837)
    Proceeds from sale of marketable securities                               --           665,894
    Funds advanced under notes receivable                                     --          (120,000)
    Proceeds from collection of notes receivable                             1,414         146,639
    Land acquisition and development costs                                    --          (153,627)
    Purchase of property and equipment                                     (52,315)         (9,464)
                                                                         ---------       ---------
            Net cash provided by (used in) investing activities            (50,901)         51,605

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                50,000            --
    Principal payments on borrowings                                       (50,000)           --
    Treasury stock acquired                                               (100,677)           --
    Proceeds from sale of treasury stock to officer                         49,820            --
                                                                         ---------       ---------
            Net cash used in financing activities                          (50,857)           --
                                                                         ---------       ---------

NET DECREASE IN CASH AND EQUIVALENTS                                       (11,219)        (20,035)

CASH AND EQUIVALENTS, beginning of year                                     46,735          66,770
                                                                         ---------       ---------

CASH AND EQUIVALENTS, end of year                                        $  35,516       $  46,735
                                                                         =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                               $  14,766       $  10,089
                                                                         =========       =========

    Cash paid for income taxes                                           $  25,000       $    --
                                                                         =========       =========




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

     Metro's assets, except for $700,000 cash and an insignificant oil property, were transferred at their historical carrying value to a wholly-owned subsidiary, Bishop Capital Corporation, formerly Bishop Cable Communications Corporation ("Bishop" or the "Company"), where they were operated autonomously by the prior management of Metro pursuant to the terms of separate five-year Operating and Voting Agreements. The Operating Agreement provided that Bishop's management had sole authority and discretion with respect to the business, operations, and assets of Bishop. The Voting Agreement appointed Bishop's president as attorney and proxy to vote in his sole and absolute discretion, all of the shares of all classes of the common stock of AROC and/or Bishop owned by them with respect to any matter brought before the shareholders of AROC and/or Bishop relating to or involving exclusively Bishop.

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


2. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   --------------------------------------------------------------------

     Nature of Operations - The Company is primarily engaged in the development and sale of real estate.

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

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Maintenance   and  repairs  are  charged  to  expense  as   incurred,   and
     expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation, and a gain or loss is recognized.

     Land Under Development - Costs that clearly relate to land development projects are capitalized. Costs are allocated to project components by the specific identification method whenever possible. Otherwise, acquisition costs are allocated based on their relative fair value before development, and development costs are allocated based on their relative sales value.

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

     Marketable Securities - Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses on all securities are computed based on average cost.

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

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     AROC included the Company's operations in its consolidated income tax return through June 20, 1997, when the spin-off was effected. Income taxes were allocated between AROC and the Company as if the Company was a separate taxpayer.

     Revenue Recognition - Sales of real estate generally are accounted for under the full accrual method. Under that method, gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met. Sales of real estate are accounted for under the percentage-of-completion method when the Company has material obligations under sales contracts to provide improvements after the property is sold. Under the percentage-of-completion method, the gain on sale is recognized as the related obligations are fulfilled.

     Stock-Based Compensation - The Company accounts for stock-based compensation issued to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's (or AROC's) common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

     Stock-based compensation issued to non-employees is accounted for by the fair value method as prescribed by Accounting for Stock-Based Compensation (FAS 123). FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for by the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS 123 for employees, and will be subject only to the disclosure requirements prescribed by FAS 123.

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

     The Company's financial statements are based on a number of significant estimates, including the amortization period for the gas royalty interest, realizability of the carrying value of land under development and the limited partnership investment discussed in Note 5. The Company's estimates are expected to change as additional information becomes available.

     Earnings Per Share - The net loss per share calculation for 1997 is based on the weighted average number of shares outstanding during the year, as retroactively restated for the changes in capital structure due to the spin-off as discussed in Note 1.

     In February 1997, the Financial Accounting Standards Board issued a new statement titled Earnings Per Share (FAS 128) which specifies new standards to simplify the existing computational guidelines, revise the disclosure

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     requirements and increase the comparability of earnings per share data on an international basis. Since FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, the provisions were adopted in the current period. Since the Company does not have any outstanding common stock equivalents, the adoption of SFAS No. 128 did not have any impact on previously reported earnings per share information and there is no difference between basic and diluted earnings per share.

     Reclassifications  - Certain  reclassifications  have been made to the 1997
     financial   statements  to  conform  to  the   presentation  in  1998.  The
     reclassifications had no effect on the 1997 net loss.


3. MARKETABLE SECURITIES:
   ----------------------

     The cost and estimated fair market value of trading securities at March 31, 1998, are as follows:


                                                      Fair        Net
                                                      Market   Unrealized
                                            Cost      Value      Gains
                                          --------   --------   --------

        U.S. Treasury securities          $172,758   $173,741   $    983
        Redeemable preferred securities     89,500    101,500     12,000
        Equity securities                  197,418    358,053    160,635
                                          --------   --------   --------

                                          $459,676   $633,294   $173,618
                                          ========   ========   ========


     Cash proceeds from the sale of available-for-sale securities during the year ended March 31, 1997 were $665,894. Net gains from available-for-sale securities sold during the year ended March 31, 1997 amounted to $51,340 (gross gains of $69,511 and gross losses of $18,171).


4. GAS ROYALTY INTEREST:
   ---------------------

     In December 1990, the Company purchased a royalty interest in certain gas properties located in Wyoming for approximately $1,067,000. At March 31, 1998, the net carrying value of this interest amounts to $250,092. Revenues related to this royalty interest are affected by local gas transportation, processing, and marketing arrangements. Reserve disclosures related to the gas royalty interest are not presented because the information is unavailable from the operator of the properties.

     In connection with the purchase, the Company formed a tax partnership (Bridger Creek Partnership), which allocates to the Company the first $40,000 of annual net income from the partnership and 80% of annual net income in excess of $40,000. After the Company receives cumulative net income of $1,050,000 plus interest at prime adjusted semi-annually, the Company will be entitled to 60% of the annual net income of the partnership. Through March 31, 1998, the minority interest's share of the partnership's profits and cash flows has not been material.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5. LAND DEVELOPMENT PARTNERSHIPS:
   ------------------------------

     General Partnership Interest - In October 1993, the Company became the general partner of a limited partnership to develop or sell 55 acres of undeveloped real estate. The Company contributed $250,000 cash for its 81% general partnership interest. The remaining 19% interest is held by the limited partner who is the general partner in the partnership described below. The Company will be allocated 100% of the income and losses until it has been paid $700,000, after which the allocation will be apportioned according to ownership interests. Through March 31, 1998, the Partnership's activities have been focused on the development of five commercial pad sites on approximately 4.62 acres (Phase I) of a 20-acre parcel. Three of the pad sites were sold during the year ended March 31, 1998, and one was sold subsequent to year-end.

     As of March 31, 1998, the Company had furnished a bank letter of credit for approximately $164,000 to the City of Colorado Springs (City) to provide assurance that the channel work relating to the remaining acreage in the 20-acre parcel would be completed. The Company also has available an unused line-of-credit for $50,000 with the bank. The outstanding bank letter of credit and the line-of-credit are collateralized by cash of $54,310, which is reflected as restricted cash, and $160,000 of U.S. government securities.

     In April 1998, the Company obtained a $250,000 line-of-credit which is collateralized by the Company's building. This line-of-credit is available for the issuance of letters of credit and the $164,000 letter of credit discussed above was reissued under this line-of-credit. In April 1998, the Company also obtained a $150,000 line-of-credit which is available for cash advances. This line-of-credit is collateralized by $160,000 of U.S. government securities.

     In  connection   with  the  real  estate   sales,   the  Company  used  the
     percentage-of-completion method to determine the amount of gross profit to be recognized for the year ended March 31, 1998 as follows:


             Sales of real estate                       $1,103,553


             Less cost of real estate sold                 578,931
                                                        ----------

                 Gross profit on sales of real estate   $  524,622
                                                        ==========


     At March 31, 1998, all required development work related to fiscal 1998 sales had been completed and, accordingly, no profit was required to be deferred.

     Limited Partnership Interest - The Company also became a limited partner in a limited partnership, which purchased approximately 35 acres of undeveloped land adjacent to the land mentioned above. The partnership constructed a golf driving range, miniature golf, and batting facility which was completed in July 1994. The Company contributed $350,000 cash for its 19% partnership interest, which is reported under the equity method of accounting. In July 1997, the general partner (Seller) entered into an Agreement of Purchase and Sale of Leasehold with an unrelated third party (Purchaser) for the sale of all improvements, buildings, and fixtures for

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     $71,500 cash, $100,000 of Purchaser's restricted common stock and assumption by Purchaser of approximately $887,000 of debt. The closing of the transaction occurred in October 1997. In connection with the real property, the parties entered into a 25-year Ground Lease (the "Lease") whereby the Purchaser will pay annual rents aggregating $3,909,000 over the Lease term. The Lease provides for a termination fee payable to the Purchaser if the Lease is canceled by the Seller after the expiration of the second lease year of $1,000,000 in lease years 3 through 5 and declining thereafter to $-0- in lease year 21. The Company's share of the gain from the sale of the improvements is approximately $45,000 of which $4,000 was recognized using the installment method of accounting during the year ended March 31, 1998.

     Following is a summary of condensed financial information pertaining to this limited partnership:


     Balance sheet data at March 31, 1998:
       Current assets                                 $ 147,000
       Noncurrent assets                                114,000
       Deferred profit                                 (242,000)
       Notes payable - general partners                (319,000)


                                                       YEARS ENDED MARCH 31,
                                                      ----------------------
                                                         1998         1997
                                                      ---------    ---------
     Operations data:
       Revenue                                        $ 100,000    $ 276,000
       Costs and expenses                              (121,000)    (484,000)
                                                      ---------    ---------

       Net loss                                       $ (21,000)   $(208,000)
                                                      =========    =========

       Company's equity in limited partnership loss   $  (3,975)   $ (39,523)
                                                      =========    =========


     The land owned by the partnerships discussed above is located in Colorado Springs, Colorado and, accordingly, the value of these properties is directly affected by local economic and operating conditions. At March 31, 1998, there is a difference of approximately $268,000 between the carrying value of the Company's investment and its 19% interest in the net assets and liabilities of the limited partnership. This difference is primarily attributable to the value of the lease and the residual value of the land.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6. INCOME TAXES:
   -------------

     Actual income tax expense differs from the amounts computed using the statutory rate of 34% as follows:


                                                         YEARS ENDED MARCH 31,
                                                        ----------------------
                                                           1998         1997
                                                        ---------    ---------

     Computed tax benefit (expense) at the expected
        statutory rate                                  $ (92,000)    $ 178,000
     State income taxes, net of Federal benefit            (4,000)        9,000
     Non-deductible expenses                               (1,000)       (2,000)
     Change in valuation allowance                        (11,000)     (185,000)
     Surtax exemption                                       8,000          --
                                                        ---------     ---------

         Income tax expense                             $(100,000)    $    --
                                                        =========     =========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of March 31, 1998, are presented below:


     Deferred tax assets:
         Gas royalty interest                           $ 251,000
         Net operating loss carryforward                   32,000
         Investment in limited partnership                 16,000
                                                        ---------
                Total deferred tax assets                 299,000
         Less valuation allowance                        (228,000)
                                                        ---------
                Net deferred tax asset                     71,000
                                                        ---------

     Deferred tax liabilities:
         Net unrealized gain on marketable securities     (62,000)
         Land under development                           (48,000)
         Other                                             (3,000)
                                                        ---------
                Total deferred tax liabilities           (113,000)
                                                        ---------

                Net deferred tax liabilities            $ (42,000)
                                                        =========


     The above balances are classified in the accompanying consolidated balance sheet as follows:


                Net deferred tax asset, long-term       $  23,000
                Net deferred tax liability, current       (65,000)
                                                        ---------

                                                        $ (42,000)
                                                        =========

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     As of March 31, 1998, Bishop has a net operating loss carryforward for Federal income tax purposes of approximately $87,000, net of $534,000 which will not be available to the Company due to limitations under IRS Section 382 as a result of the spin-off discussed in Note 1. In addition, utilization of the $87,000 loss carryforward is subject to limitations under IRS Section 382. If not previously utilized, this carryforward will expire primarily in 2013.


7. COMMITMENTS:
   ------------

     Effective December 1995, the Company entered into a five-year employment agreement (the "Agreement") with the Company's president (the "Executive"), which provides for minimum annual compensation of $145,000 plus employee benefits. On the last day of September of each year thereafter, the term of the Agreement shall be automatically extended an additional year unless, prior to such last day of September, the Company or the Executive shall have delivered written notice that the term of employment will not be extended. The Agreement may be terminated by the Company only upon the death or disability of the Executive or for cause. If the Executive is terminated without cause, the Company would be required to pay as severance pay an amount equal to the Executive's salary in effect as of the date of termination multiplied by the greater number of years remaining in the term of employment or the number three.

     The Company also entered into a three-year employment agreement in December 1995 with two other officers which provide for aggregate annual compensation of $95,000 plus employee benefits. The agreements shall be automatically extended an additional year on September 30 of each year thereafter unless written notice is given by either party that the term of employment will not be extended. The agreements may be terminated upon the death or disability of the individual officer or for cause.


8. FINANCIAL INSTRUMENTS:
   ----------------------

     Statement of Financial Accounting Standards No. 107 requires the Company to disclose the fair value of certain financial instruments in its financial statements. Accordingly, at March 31, 1998, management's best estimate is that the carrying amount of cash and equivalents, notes and other receivables, accounts payable, accrued expenses, and payable to broker, approximates fair value due to the short maturity of these instruments. Due to the early stages of real estate development activities in the area where the limited partnership's land is located, management is unable to estimate the fair value of the Company's 19% limited partner interest discussed in
     Note 5. However, management believes that fair value exceeds the carrying value at March 31, 1998.


9. RELATED PARTY TRANSACTIONS:
   ---------------------------

     During the year ended March 31, 1997, the Company loaned an additional $100,000 to AROC which was subsequently collected during the year. The note provided for interest at 10% and was collateralized by oil and gas properties in Louisiana. During the year ended March 31, 1996, an officer paid a $20,000 cash deposit to the Company for the sale of land. During the year ended March 31, 1998, the same officer traded a plot of land valued at $15,000 plus the $20,000 deposit for a different plot of land.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The Company has notes receivable for a total of $25,000 from two officers of the Company. These notes provide for interest at 6.25% and are due in April 1999. The officers pledged 25,000 shares of AROC common stock as collateral for the notes.

     For the years ended March 31, 1998 and 1997, the Company billed AROC for accounting services which amounted to approximately $14,000 and $26,000, respectively.


10. STOCK-BASED COMPENSATION:
    -------------------------

     Stock Grants - During the year ended March 31, 1997, AROC issued 70,000 shares of its common stock to certain employees of the Company for services performed on behalf of the Company. The Company recognized a charge to operations for the fair value of these shares of $79,971 for the year ended March 31, 1997.

     Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for stock options which were granted to its employees. In July 1996, AROC granted a two-year option to an officer to purchase 45,000 shares of its common stock at an exercise price of $1.38 per share. Accordingly, the Company did not recognize any compensation cost for options to purchase AROC's common stock that were granted to employees of the Company in 1997 since the market prices of AROC's common stock did not exceed the exercise prices on the dates of grant. The Company has never issued any stock options, warrants or similar instruments.

     If compensation cost had been recognized using the fair value method prescribed by FAS 123 rather than the intrinsic value method under APB 25, the Company's net loss and net loss per share would have been changed to the pro forma amounts indicated below for the year ended March 31, 1997:


                       Net loss:
                            As reported      $  (524,300)
                            Pro forma        $  (551,300)

                       Net loss per share:
                            As reported      $      (.59)
                            Pro forma        $      (.62)

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The fair value of each employee option granted in 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                       Expected volatility           75.0%
                       Risk-free interest rate        6.5%
                       Expected dividends              --
                       Expected terms (in years)      1.8