Form 10QSB
period 1998-06-30
BISHOP CAPITAL CORP
filed 1998-08-14
CIK 1028426

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For the Quarterly Period Ended                            Commission File Number
        June 30, 1998                                             0-21867


                           BISHOP CAPITAL CORPORATION
        (Exact name of small business issuer as specified in its charter)


            Wyoming                                              84-0901126
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

716 College View Drive, Riverton, Wyoming                           82501
(Address of principal executive offices)                          (Zip Code)

                                 (307) 856-3800
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes --X-- No ----

The number of shares outstanding of the issuer's $.01 par value Common Stock as of August 10, 1998 was 838,365.

Transitional Small Business Disclosure Format
(Check one):    Yes ----     No --X--

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1998
                                   (Unaudited)

                                     ASSETS

Current Assets:
    Cash and equivalents                                            $   148,798
    Restricted cash                                                     200,000
    Marketable securities                                               700,649
    Receivables:
         Gas royalties                                                   15,696
         Interest and other                                              10,218
    Prepaid expenses and other                                            6,108
                                                                    -----------
                 Total current assets                                 1,081,469

Property and Equipment:
    Building                                                            212,157
    Furniture and fixtures                                               66,887
    Vehicles and equipment                                               91,380
                                                                    -----------
                                                                        370,424
    Less accumulated depreciation                                      (150,840)
                                                                    -----------
                 Net property and equipment                             219,584
                                                                    -----------

Other Assets:
    Land under development                                              601,617
    Investment in limited partnership                                   213,204
    Gas royalty interest, net of accumulated
        amortization of $820,295                                        246,756
    Deferred income taxes                                                23,000
    Notes receivable                                                     75,522
                                                                    -----------
                Total other assets                                    1,160,099
                                                                    -----------

Total Assets                                                        $ 2,461,152
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                           $    51,612
    Income taxes payable                                                 38,000
    Deferred income taxes                                                75,000
    Payable to broker                                                   156,915
    Deferred revenue                                                    300,000
                                                                    -----------
               Total current liabilities                                621,527

Stockholders' Equity:
    Preferred stock, no par value; 5,000,000
        shares authorized, no shares issued                                --
    Common stock, $.01 par value; 15,000,000
        shares authorized; 838,365 shares
        issued and outstanding                                            8,384
    Capital in excess of par value                                    2,195,609
    Accumulated deficit                                                (364,368)
                                                                    -----------
              Total stockholders' equity                              1,839,625
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $ 2,461,152
                                                                    ===========


       See accompanying notes to these consolidated financial statements.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                          For the Three Months
                                                             Ended June 30,
                                                        -----------------------
                                                          1998           1997
                                                          ----           ----

REVENUES -
    Sales of real estate                                $ 274,026     $  82,132

COSTS AND EXPENSES:
    Cost of real estate sold                              167,883        65,122
    General and administrative                            115,683       138,585
    Depreciation and amortization                           6,488         6,402
                                                        ---------     ---------
                                                          290,054       210,109
                                                        ---------     ---------

LOSS FROM OPERATIONS                                      (16,028)     (127,977)

OTHER INCOME (EXPENSE):
    Gas royalties, net of amortization of $3,336
          in 1998 and 1997                                 23,338         8,617
    Interest income                                         4,925         5,005
    Dividend income                                         2,710         2,710
    Rental income                                           2,610         3,435
    Net unrealized gain on marketable securities           29,725        21,494
    Equity in limited partnership income (loss)             2,590        (3,216)
    Interest expense                                       (4,653)       (5,331)
                                                        ---------     ---------

INCOME (LOSS) BEFORE INCOME TAXES                          45,217       (95,263)

PROVISION FOR INCOME TAXES                                 15,000          --
                                                        ---------     ---------

NET INCOME (LOSS)                                       $  30,217     $ (95,263)
                                                        =========     =========

EARNINGS (LOSS) PER SHARE                               $     .04     $    (.11)
                                                        =========     =========

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                                    838,365       885,481
                                                        =========     =========



       See accompanying notes to these consolidated financial statements.



                         BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                                      Three Months Ended
                                                                           June 30,
                                                                  --------------------------
                                                                      1998            1997
                                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                            $  30,217        $ (95,263)
     Adjustments to reconcile  net income  (loss)
           to net cash  provided by (used
           in) operating activities:
                Depreciation and amortization                         9,824            9,738
                Equity in limited partnership (income) loss          (2,590)           3,216
                Net unrealized gain on marketable securities        (29,725)         (21,494)
                Deferred income taxes                                10,000             --
                Changes in operating assets and liabilities:
                  (Increase) decrease in:
                      Restricted cash                              (145,690)        (321,025)
                      Marketable securities                         (37,630)          (8,795)
                      Gas royalties receivable                       (3,973)           5,078
                      Interest and other receivables                 42,527              838
                      Prepaid expenses and other                      1,805              844
                      Land under development                         70,591          (51,200)
                      Notes receivable                              (15,000)            --
                  Increase (decrease) in:
                      Accounts payable and accrued expenses        (120,764)          98,761
                      Income taxes payable                            5,000             --
                      Payable to broker                               1,632           67,859
                      Deferred revenue                              300,000          267,868
                                                                  ---------        ---------
          Net cash provided by (used in) operating activities       116,224          (43,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from collection of notes receivable                      783              339
      Purchase of property and equipment                             (3,725)         (38,153)
                                                                  ---------        ---------
         Net cash used in investing activities                       (2,942)         (37,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                                       62,000           50,000
      Principal payments on borrowings                              (62,000)            --
                                                                  ---------        ---------
         Net cash provided by financing activities                     --             50,000
                                                                  ---------        ---------

Net increase (decrease) in cash and equivalents                     113,282          (31,389)

Cash and equivalents, beginning of period                            35,516           46,735
                                                                  ---------        ---------

Cash and equivalents, end of period                               $ 148,798        $  15,346
                                                                  =========        =========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                      $   1,805        $   2,756
                                                                  =========        =========

             See accompanying notes to these consolidated financial statements

                                             4

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




1. Basis of Presentation

     The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 1998 and results of operations for the interim periods ended June 30, 1998 and 1997. Such adjustments are of a normal and recurring  nature.  The  interim  results  presented  are  not  necessarily indicative of results that can be expected for a full year. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in the Company's March 31, 1998 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income was issued in June 1997 and adopted by the Company in the three months ended June 30, 1998. This statement establishes standards for the reporting and display of comprehensive income in financial statements. Comprehensive income is generally defined as the change in equity of a business enterprise during the period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 divides comprehensive income into net income and other comprehensive income. The Company did not have any items of other comprehensive income for the three months ended June 30, 1998 and 1997.

     Certain previously reported amounts have been reclassified to conform with the current financial statement presentation.

2. Change in Capital Structure and Spinoff

     Prior to June 20, 1997, the Company was a wholly-owned subsidiary of American Rivers Oil Company (AROC). In November 1996, the Board of Directors of AROC (the Company's sole stockholder of 4,500,000 common shares outstanding) agreed to make a pro rata distribution of 885,481 shares of the Company's common stock to AROC's common stockholders
     (excluding holders of AROC's Class B common stock) of record on November 18, 1996. The pro rata distribution of shares occurred on June 20, 1997, and the remaining 3,614,519 shares of the Company's common stock owned by AROC were canceled. Accordingly, all share and per share amounts in the accompanying financial statements have been retroactively restated to give effect to the change in capital structure.

3. Revenue Recognition

     Sales of real estate generally are accounted for under the full accrual method. Under that method, gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




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

     The development of Phase I (approximately 4.6 acres) consisting of four commercial pad sites in The Crossings at Palmer Park was completed in the fiscal year ended March 31, 1998. Three of the improved lots were sold and closed in the prior fiscal year. The sale of the remaining improved lot occurred in June 1998.

     The Company has commenced Phase II (approximately 6.1 acres) of its 20 acre development of The Crossings at Palmer Park in Colorado Springs, Colorado. The Phase II development plan consists of four commercial pad sites and the Company entered into sale agreements on two of the lots. The Company entered into a contract subsequent to June 30, 1998 for approximately $350,000 of Phase II site development work consisting of grading, utilities, channel lining, storm sewer and paving with a scheduled completion date in November 1998. The Company was also required to furnish a bank letter of credit for $111,600 to the City of Colorado Springs to provide assurance that the channel lining improvements would be completed.


     The Company closed on one Phase II lot sale in June 1998 and $200,000 of the net proceeds of $268,802 were escrowed for on-site development work. The escrow amount is reflected as restricted cash on the Company's balance sheet at June 30, 1998. The Company anticipates closing on the other Phase II lot sale in August 1998.

     In connection with the real estate sales, the Company used the percentage-of- completion method to determine the amount of gross profit to be recognized for the three months ended June 30, 1998 and 1997 as follows:

                                                 Three Months Ended
                                                       June 30,
                                                ----------------------
                                                   1998         1997
                                                   ----         ----

          Sales of real estate                  $ 574,026    $ 350,000
          Deferred revenue                       (300,000)    (267,868)
                                                ---------    ---------
                                                  274,026       82,132
          Cost of real estate sold                167,883       65,122
                                                ---------    ---------
          Gross profit on sale of real estate   $ 106,143    $  17,010
                                                =========    =========

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




     The deferred revenue of $300,000 is reflected as a liability in the Company's balance sheet at June 30, 1998 and will be recognized as the related site development work obligations are completed.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto.

Forward-Looking Statements

The Company believes that this report contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "may," and words of similar import, or statements of management's opinion. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Results of Operations

The Company's results of operations are dependent primarily on the sale of real estate which is affected by national and local economic and competitive conditions, including interest rates, construction costs, governmental regulations and legislation, availability of financing and other factors. In addition, the Company competes with other owners and developers with greater resources and experience.

The Company's net income for the three months ended June 30, 1998 was $30,200 compared to a net loss of $95,300 for the comparable period in 1997. The improved results for the current quarter are primarily attributable to an increase in gross profit on real estate sold, an increase in net gas royalty income and a decrease in general and administrative expenses.

The Company's remaining lot in Phase I of its development in Colorado Springs, Colorado was sold in June 1998 and gross profit of $106,100 was realized on the sale (see Note 3).

General and administrative expenses decreased $22,900 or 16% for the three months ended June 30, 1998 compared to the same period in 1997. The decrease is primarily due to the non-recurring expenses associated with the June 1997 spin-off from American Rivers Oil Company.

Net gas royalty income increased $14,700 in the current quarter compared to the corresponding quarter in 1997. Natural gas production for the three months ended June 30, 1998 was 15,281 mcf compared to 12,017 mcf for the comparable period in 1997. The average sales price of natural gas increased 36% ($1.96 per mcf compared to $1.44 mcf) for the three months ended June 30, 1998 compared to the same period in 1997.

The net unrealized gain on marketable securities of $29,700 for the three months ended June 30, 1998 represents the net change in the market value of the trading securities portfolio.

Equity in partnership income of $2,600 for the three months ended June 30, 1998 primarily represents the Company's share of the net rental income from a ground lease. In October 1997, all improvements related to the partnership operations were sold to an unrelated third-party and the purchaser entered into a 25 year ground lease on the real property. The equity in partnership loss of $3,200 for the three months ended June 30, 1997 represents the Company's share of the loss from operations.

Financial Condition

At June 30, 1998, the Company had working capital of $459,900.

The following summary table reflects comparative quarterly cash flows for the Company as follows:

                                             Three Months Ended
                                                    June 30,
                                             ----------------------
                                                1998         1997
                                                ----         ----
           Net cash provided by (used in):
                Operating activities         $ 116,200    $ (43,600)
                Investing activities            (2,900)     (37,800)
                Financing activities              --         50,000

Net cash provided by operating activities of $116,200 for the three months ended June 30, 1998 resulted primarily from the sale of real estate. Net cash used in operating activities of $43,600 for the comparable period in 1997 resulted primarily from the net loss incurred.

Net cash used in investing activities of $2,900 for the three months ended June 30, 1998 and $37,800 for the comparable period in 1997 resulted primarily from the purchase of property and equipment.

The Company had bank borrowings of $62,000 and repayment of bank borrowings of $62,000 from financing activities for the three months ended June 30, 1998. Net cash provided by financing activities of $50,000 for the three months ended June 30, 1997 resulted from bank borrowings.

The Company's material commitments for capital expenditures in the next twelve months will be in conjunction with the Phase II and III development of The Crossings at Palmer Park in Colorado Springs, Colorado. The Concept Plan for Phases II and III and the Plat relating to one lot in Phase II of the development were approved by the City of Colorado Springs (the "City"). The Company closed on one Phase II lot sale in June 1998 and $200,000 of the net proceeds were escrowed for on-site development costs (see Note 3). The Company has also submitted another Plat for a second lot sale in Phase II to the City for approval. The Company anticipates closing this lot sale in August 1998.

The estimated costs for the Phase II site improvements are approximately $350,000 and will be funded primarily by the $200,000 of net proceeds placed in escrow in June 1998 and from the other lot sale anticipated to close in August 1998. In addition, the Company obtained two lines-of-credit with a bank. A $150,000 line-of-credit is available for cash advances and is collateralized by $160,000 of U. S. government securities. There are no outstanding borrowings under this line-of-credit. A $250,000 line-of-credit collateralized by the Company's building is available for the issuance of letters of credit and a letter of credit for $111,600 was issued to the City (see Note 3).

The Company believes that existing working capital, together with current sources of available financing, will be sufficient to fund the Company's operations during the next twelve months.

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized accounting system to accurately process information that may be date-sensitive. The Company, which utilizes a minimal number of computer programs in its operations, has not completed its assessment, but presently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to communicate with the third parties to resolve any significant year 2000 issues in a timely manner.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibits

          10.14 Construction Contract dated July 24, 1998 between Bishop Powers, Ltd. and Pioneer Sand Company, Inc.

          27    Financial Data Schedule (submitted only in electronic format)

     b.   Reports on Form 8-K

          None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BISHOP CAPITAL CORPORATION
                                           (Registrant)


Date:   August 10, 1998                    By:  /s/ Robert E. Thrailkill
                                                --------------------------------
                              Robert E. Thrailkill
                                                President
                                                (Principal Executive Officer)


Date:   August 10, 1998                    By:  /s/ John A. Alsko
                                                --------------------------------
                                  John A. Alsko
                                                Treasurer and Chief Financial
                                     Officer
                                                (Principal Financial Officer)