Form 10QSB
period 1998-09-30
BISHOP CAPITAL CORP
filed 1998-11-13
CIK 1028426

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

    For the Quarterly Period Ended                    Commission File Number
           September 30, 1998                                 0-21867


                           BISHOP CAPITAL CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Wyoming                                      84-0901126
   ------------------------------                       -----------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)

716 College View Drive, Riverton, Wyoming                     82501
-----------------------------------------                     -----
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

The number of shares outstanding of the issuer's $.01 par value Common Stock as of November 10, 1998 was 837,365.

Transitional Small Business Disclosure Format
(Check one):    Yes          No   X
                    -----       -----

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998
                                   (Unaudited)

                                     ASSETS

Current Assets:
    Cash and equivalents                                         $    45,114
    Restricted cash                                                  142,998
    Marketable securities                                            655,526
    Receivables:
        Gas royalties                                                 13,683
        Interest and other                                            10,033
    Prepaid expenses and other                                         4,304
                                                                 -----------
              Total current assets                                   871,658

Property and Equipment:

    Building                                                         218,447
    Furniture and fixtures                                            66,887
    Vehicles and equipment                                            91,380
                                                                 -----------
                                                                     376,714
Less accumulated depreciation                                       (156,972)
                                                                 -----------
              Net property and equipment                             219,742
                                                                 -----------

Other Assets:
    Land under development                                           720,104
    Investment in limited partnership                                215,259
    Gas royalty interest, net of accumulated
        amortization of $823,631                                     243,420
    Deferred income taxes                                             23,000
    Notes receivable                                                  74,348
                                                                 -----------
              Total other assets                                   1,276,131
                                                                 -----------

Total Assets                                                     $ 2,367,531
                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Note payable to bank                                         $    90,000
    Accounts payable and accrued expenses                            109,463
    Income taxes payable                                              47,000
    Deferred income taxes                                             62,000
    Payable to broker                                                153,035
    Deferred revenue                                                  74,460
                                                                 -----------
             Total current liabilities                               535,958

Stockholders' Equity:
    Preferred stock, no par value; 5,000,000 shares
        authorized, no shares issued                                    --
    Common stock, $.01 par value; 15,000,000 shares
        authorized; 838,365 shares issued                              8,384
    Capital in excess of par value                                 2,195,609
    Accumulated deficit                                             (371,605)
    Treasury stock, at cost, 1,000 shares                               (815)
                                                                 -----------
             Total stockholders' equity                            1,831,573
                                                                 -----------

Total Liabilities and Stockholders' Equity                       $ 2,367,531
                                                                 ===========


       See accompanying notes to these consolidated financial statements


                                    BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)



                                                               For the Three Months               For the Six Months
                                                                Ended September 30,               Ended September 30,
                                                            --------------------------        --------------------------
                                                               1998             1997             1998             1997
                                                               ----             ----             ----             ----
REVENUES -
    Sales of real estate                                    $ 225,540        $ 721,395        $ 499,566        $ 803,527

COSTS AND EXPENSES:
    Cost of real estate sold                                  118,370          310,944          286,253          376,066
    General and administration                                108,009          104,694          223,692          243,279
    Depreciation and amortization                               6,269            6,476           12,757           12,878
                                                            ---------        ---------        ---------        ---------
                                                              232,648          422,114          522,702          632,223
                                                            ---------        ---------        ---------        ---------

INCOME (LOSS) FROM OPERATIONS                                  (7,108)         299,281          (23,136)         171,304

OTHER INCOME (EXPENSE):
    Net gas royalties                                          17,972            9,382           41,310           17,999
    Interest income                                             4,483            7,332            9,408           12,337
    Dividend income                                             2,773            2,710            5,483            5,420
    Rental income                                               2,610            3,435            5,220            6,870
    Net gain on sale of marketable securities                   7,784            5,339            7,784            6,519
    Net unrealized gain (loss) on marketable securities       (38,744)          77,206           (9,019)          97,520
    Equity in limited partnership income (loss)                 2,055          (16,982)           4,645          (20,198)
    Interest expense                                           (3,062)          (3,098)          (7,715)          (8,429)
                                                            ---------        ---------        ---------        ---------

INCOME (LOSS) BEFORE INCOME TAXES                             (11,237)         384,605           33,980          289,342

INCOME TAX BENEFIT (EXPENSE)                                    4,000          (59,500)         (11,000)         (59,500)
                                                            ---------        ---------        ---------        ---------

NET INCOME (LOSS)                                           $  (7,237)       $ 325,105        $  22,980        $ 229,842
                                                            =========        =========        =========        =========

EARNINGS (LOSS) PER  SHARE                                  $    (.01)       $     .39        $     .03        $     .27
                                                            =========        =========        =========        =========

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                                        838,202          842,480          838,283          863,863
                                                            =========        =========        =========        =========





                            See accompanying notes to these consolidated financial statements.

                                                          3




                     BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                   Six Months Ended
                                                                     September 30,
                                                                ----------------------
                                                                   1998         1997
                                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                 $  22,980    $ 229,842
     Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
                Depreciation and amortization                      19,429       19,550
                Equity in limited partnership (income) loss        (4,645)      20,198
                Net gain on sale of marketable securities          (7,784)      (6,519)
                Net unrealized (gain) loss on marketable
                  securities                                        9,019      (97,520)
                Deferred income taxes                              (3,000)        --
                Changes in operating assets and liabilities:
                  (Increase) decrease in:
                      Restricted cash                             (88,688)    (228,038)
                      Marketable securities                       (23,467)      (5,929)
                      Gas royalties receivable                     (1,960)      10,135
                      Interest and other receivables               42,712       (2,674)
                      Prepaid expenses and other                    3,609        2,782
                      Land under development                      (48,033)     (41,724)
                   Increase (decrease) in:
                      Accounts payable and accrued expenses       (62,913)      57,019
                      Income taxes payable                         14,000         --
                      Payable to broker                            (2,248)      19,219
                      Deferred revenue                             74,460      265,027
                                                                ---------    ---------
          Net cash provided by (used in) operating activities     (56,529)     241,368

CASH FLOWS FROM INVESTING ACTIVITIES:
      Funds advanced under notes receivable                       (15,000)        --
      Proceeds from collection of notes receivable                  1,957          688
      Purchase of property and equipment                          (10,015)     (52,314)
                                                                ---------    ---------
         Net cash used in investing activities                    (23,058)     (51,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                                     90,000       50,000
      Principal payments on borrowings                               --        (50,000)
      Treasury stock acquired                                        (815)    (100,565)
                                                                ---------    ---------
         Net cash provided by (used in) financing activities       89,185     (100,565)
                                                                ---------    ---------

Net increase in cash and equivalents                                9,598       89,177

Cash and equivalents, beginning of period                          35,516       46,735
                                                                ---------    ---------

Cash and equivalents, end of period                             $  45,114    $ 135,912
                                                                =========    =========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                    $   4,100    $   2,900
                                                                =========    =========

      Cash paid for income taxes                                $    --      $  20,000
                                                                =========    =========


       See accompanying notes to these consolidated financial statements.

                                       4

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




1.   Basis of Presentation

     The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 1998 and results of operations for the interim periods ended September 30, 1998 and 1997. Such adjustments are of a normal and recurring nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in the Company's March 31, 1998 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income was issued in June 1997 and adopted by the Company in the current fiscal year. This statement establishes standards for the reporting and display of comprehensive income in financial statements. Comprehensive income is generally defined as the change in equity of a business enterprise during the period from transactions and other events and circumstances from nonowner sources. SFAS No. 130 divides comprehensive income into net income and other comprehensive income. The Company did not have any items of other comprehensive income for the three and six months ended September 30, 1998 and 1997.

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

     The Company has commenced Phase II (approximately 6.1 acres) of its 20 acre development of The Crossings at Palmer Park in Colorado Springs, Colorado. The Phase II development plan consists of four commercial pad sites and the Company entered into a sale agreement on one of the lots. The Company entered into a contract for approximately $350,000 of Phase II site development work consisting of grading, utilities, channel lining, storm sewer and paving with a scheduled completion date in November 1998. The Company was also required to furnish a bank letter of credit for $111,600 to the City of Colorado Springs to provide assurance that the channel lining improvements would be completed.

     The Phase II lot sale closed in June 1998 and $200,000 of the net proceeds of $268,802 were escrowed for the on-site development work. The balance of the escrow of $142,998 at September 30, 1998 is reflected as restricted cash on the balance sheet.

     In connection with the real estate sales, the Company used the percentage-of-completion method to determine the amount of gross profit to be recognized for the three and six months ended September 30, 1998 and 1997 as follows:

                                          Three Months Ended           Six Months Ended
                                             September 30,               September 30,
                                      -------------------------    --------------------------
                                          1998          1997           1998         1997
                                          ----          ----           ----         ----
Sales of real estate                  $      --     $   718,554    $   574,026    $ 1,068,554
Revenue previously deferred               225,540       177,016           --             --
Deferred revenue                             --        (174,175)       (74,460)      (265,027)
                                      -----------   -----------    -----------    -----------
                                          225,540       721,395        499,566        803,527
Cost of real estate sold                  118,370       310,944        286,253        376,066
                                      -----------   -----------    -----------    -----------
Gross profit on sale of real estate   $   107,170   $   410,451    $   213,313    $   427,461
                                      ===========   ===========    ===========    ===========



                                       6

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




     The deferred revenue of $74,460 is reflected as a liability in the Company's balance sheet at September 30, 1998 and will be recognized as the related site development work obligations are completed.

4.   Gas Royalty Income

     Gas royalty income is net of amortization of $3,336 for the three months ended September 30, 1998 and 1997 and $6,672 for the six months ended September 30, 1998 and 1997.

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

6.   Subsequent Event

     In October 1998, the Company entered into a limited partnership agreement (the "Partnership") with an unrelated third party to develop and construct a 350 unit apartment complex (the "Project") with related amenities. The Project is subject to the successful rezoning of approximately 18 acres of undeveloped real property owned by the Company in Colorado Springs, Colorado and favorable financing.

     The total cost to acquire the land and develop the Project, including equity, is estimated to be approximately $20,000,000. The Company, upon successful rezoning, will contribute the land valued at $1,600,000 for an 80% limited partner interest. The unrelated third party will contribute $400,000 of services for the remaining 20% limited partner interest and will also be the general partner. The remaining $18,000,000 of the estimated Project cost is anticipated to be financed by a non-recourse loan from the U. S. Department of Housing and Urban Development or any other third party lender.

     The Company may be required to make additional capital contributions up to $400,000 as determined by the general partner, based on the availability of funds to finance the Project, with the other limited partner contributing up to $100,000.

     The limited partners will have preference on distributions as defined in the limited partnership agreement and, after the occurrence of certain events, the general partner will be entitled to 20% of any distributions with the remaining 80% allocated to the Company (64%) and the other limited partner (16%).

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

                 Three Months Ended September 30, 1998 and 1997

The Company incurred a net loss of $7,200 for the three months ended September 30, 1998 compared to net income of $325,100 for the comparable period in 1997. The loss in the current quarter resulted from a lower volume of sales of real estate. The Company is currently developing Phase II of its real estate project in Colorado Springs, Colorado and anticipates completion in November 1998. The Company closed one Phase II lot sale in June 1998 and the gain on sale is being recognized as the related site development work obligations are completed. During the comparable period in 1997, the Company was completing the development of Phase I and had closed two Phase I lot sales (see Note 3).

General and administrative expenses increased $3,300 or 3% for the three months ended September 30, 1998 compared to the same period in 1997 and is attributable to inflationary increases in operational costs and expenses.

Net gas royalty income increased $8,600 in the current quarter compared to the corresponding quarter in 1997. Natural gas production for the three months ended September 30, 1998 was 15,265 mcf compared to 12,138 mcf for the comparable period in 1997. The average sales price of natural gas increased 4% ($1.59 per mcf compared to $1.53 per mcf) and gas processing costs decreased $2,800 or 45% for the three months ended September 30, 1998 compared to the same period in 1997.

Interest and dividend income decreased $2,800 or 28% for the three months ended September 30, 1998 compared to the same period in 1997 due to a decrease in cash balances available for investment purposes.

The net unrealized loss on marketable securities of $38,700 for the three months ended September 30, 1998 represents the net change from June 30, 1998 in the market value of the trading securities portfolio.

Equity in partnership income of $2,100 for the three months ended September 30, 1998 represents the Company's share of the net rental income from a ground lease. In October 1997, all improvements related to the partnership operations were sold to an unrelated third-party and the purchaser entered into a 25 year ground lease on the real property. The equity in partnership loss of $17,000 for the three months ended September 30, 1997 resulted from certain expenses being incurred without any offsetting revenue from operations due to the purchaser of the improvements assuming management of the day-to-day operations in July 1997.

                  Six Months Ended September 30, 1998 and 1997

The Company's net income for the six months ended September 30, 1998 was $23,000 compared to $229,800 for the comparable period in 1997. During the current period, the Company sold one lot in Phase I which was developed in the prior fiscal year and one lot in Phase II currently under development (see Note 3) compared to three lot sales in Phase I for the six months ended September 30, 1997.

General and administrative expenses decreased $19,600 or 8% for the six months ended September 30, 1998 compared to the same period in 1997. The decrease is due to non-recurring expenses associated with the June 1997 spin-off from American Rivers Oil Company.

Net gas royalties increased $23,300 in the current six months compared to the corresponding six months in 1997. Natural gas production for the six months ended September 30, 1998 was 30,546 mcf compared to 24,155 mcf for the comparable period in 1997. The average sales price of natural gas increased 19% ($1.78 per mcf compared to $1.49 per mcf) and gas processing costs decreased $5,200 or 42% for the six months ended September 30, 1998 compared to the same period in 1997.

Interest and dividend income decreased $2,900 or 16% for the six months ended September 30, 1998 compared to the same period in 1997 due to a decrease in cash balances available for investment purposes.

Net unrealized loss on marketable securities of $9,019 for the six months ended September 30, 1998 represents the net change from March 31, 1998 in the market value of the trading securities portfolio.

Equity in partnership income of $4,645 for the six months ended September 30, 1998 represents the Company's share of the net rental income from a ground lease. In October 1997, all improvements related to the partnership operations were sold to an unrelated third-party and the purchaser entered into a 25 year ground lease on the real property. The equity in partnership loss of $20,200 for the six months ended September 30, 1997 resulted from certain expenses being incurred without any offsetting revenue from operations due to the purchaser of the improvements assuming management of the day-to-day operations in July 1997.

Financial Condition

At September 30, 1998, the Company had working capital of $335,700.

The following summary table reflects comparative cash flows for the Company as follows:

                                                Six Months Ended
                                                  September 30,
                                             ----------------------
                                                1998         1997
                                                ----         ----
           Net cash provided by (used in):
                Operating activities         $ (56,500)   $ 241,400
                Investing activities           (23,100)     (51,600)
                Financing activities            89,200     (100,600)

Net cash used in operating activities of $56,500 for the six months ended September 30, 1998 resulted from a lower volume of real estate sales compared to 1997. Net cash provided by operating activities of $241,400 for the comparable period in 1997 resulted primarily from the sale of real estate.

Net cash used in investing activities of $23,100 for the six months ended September 30, 1998 resulted primarily from funds advanced under notes receivable of $15,000 and purchase of property and equipment. Net cash used in investing activities of $51,600 for the six months ended September 30, 1997 resulted primarily from the purchase of property and equipment.

Net cash provided by financing activities of $89,200 for the six months ended September 30, 1998 resulted from bank borrowings of $90,000 offset by the acquisition of 1,000 shares of treasury stock for $800. Net cash used in financing activities of $100,600 for the six months ended September 30, 1997 resulted from the Company acquiring 94,063 shares of treasury stock. The Company also had bank borrowings of $50,000 and repayment of bank borrowings of $50,000 for the 1997 period.

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

The estimated costs for the Phase II site improvements are approximately $350,000 and will be funded partially by the $200,000 of net proceeds placed in escrow in June 1998. In addition, the Company obtained two lines-of-credit with a bank. A $150,000 line-of-credit is available for cash advances and is collateralized by $160,000 of U. S. government securities. As of September 30, 1998, the Company had outstanding borrowings of $90,000 under this line-of-credit. A $250,000 line-of-credit collateralized by the Company's building is available for the issuance of letters of credit and a letter of credit for $111,600 was issued to the City (see Note 3).

In October 1998, the Company entered into a limited  partnership  agreement (see
Note 6) with an unrelated third party to develop and construct a 350 unit apartment complex (the "Project"). The Project is subject to the successful rezoning of approximately 18 acres of undeveloped real property owned by the Company in Colorado Springs, Colorado and favorable Project financing. The rezoning process is anticipated to take four to six months to complete. The estimated cost for the Project, including equity, is $20,000,000 of which $18,000,000 is anticipated to be financed by a non-recourse loan from the U. S. Department of Housing and Urban Development or any other third party lender. The Company, upon successful rezoning, will contribute the land valued at $1,600,000 for an 80% limited partner interest. The unrelated third party will contribute $400,000 of services for the remaining 20% limited partner interest and will also be the general partner.

The Company believes that existing working capital, together with current sources of available financing, will be sufficient to fund the Company's operations during the next twelve months.

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized accounting system to accurately process information that may be date-sensitive. The Company, which utilizes a minimal number of computer programs in its operations, has not completed its assessment, but presently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company is communicating with third parties to resolve any significant year 2000 issues in a timely manner.

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           a. Exhibits

              10.15 Creekside  Apartments,  LLLP Limited  Partnership  Agreement
                    dated October 28, 1998 between Wood Avenue Investment Co., LLC as General Partner and Bishop Powers, Ltd. as Limited Partner.

              10.16 Option  Agreement  dated  October  28, 1998  between  Bishop
                    Powers, Ltd. and Creekside Apartments, LLLP.

              27    Financial  Data  Schedule   (submitted  only  in  electronic
                    format)

           b. Reports on Form 8-K

              None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BISHOP CAPITAL CORPORATION
                                         (Registrant)



Date:   November 10, 1998                By:  /s/ Robert E. Thrailkill
                                               ---------------------------------
                                               Robert E. Thrailkill
                                               President
                                               (Principal Executive Officer)


Date:   November 10, 1998                By:  /s/ John A. Alsko
                                              ----------------------------------
                                               John A. Alsko
                                               Treasurer and Chief Financial
                                               Officer
                                               (Principal Financial Officer)