Form 10QSB
period 1998-12-31
BISHOP CAPITAL CORP
filed 1999-02-11
CIK 1028426

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For the Quarterly Period Ended                            Commission File Number
      December 31, 1998                                          0-21867


                           BISHOP CAPITAL CORPORATION
        (Exact name of small business issuer as specified in its charter)


             Wyoming                                             84-0901126
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

716 College View Drive, Riverton, Wyoming                            82501
(Address of principal executive offices)                          (Zip Code)

                                 (307) 856-3800
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes --X-- No ----

The number of shares outstanding of the issuer's $.01 par value Common Stock as of February 10, 1999 was 877,355.

Transitional Small Business Disclosure Format
(Check one):    Yes ----     No --X--

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998
                                   (Unaudited)

                                     ASSETS

Current Assets:
    Cash and equivalents                                            $    18,121
    Restricted cash                                                      89,005
    Marketable securities                                               879,750
    Receivables:
         Gas royalties                                                   20,030
         Interest and other                                              10,983
    Prepaid expenses and other                                            5,503
                                                                    -----------
                 Total current assets                                 1,023,392

Property and Equipment:
    Building                                                            224,644
    Furniture and fixtures                                               66,887
    Vehicles and equipment                                               91,380
                                                                    -----------
                                                                        382,911
    Less accumulated depreciation                                      (163,297)
                                                                    -----------
                 Net property and equipment                             219,614
                                                                    -----------

Other Assets:
    Land under development                                              744,548
    Investment in limited partnership                                   214,513
    Gas royalty interest, net of accumulated
         amortization of $826,967                                       240,083
    Deferred income taxes                                                23,000
    Notes receivable                                                     73,318
                                                                    -----------
                Total other assets                                    1,295,462
                                                                    -----------

Total Assets                                                        $ 2,538,468
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                           $   125,561
    Payable to broker                                                   211,193
    Income taxes payable                                                 33,000
    Deferred income taxes                                                98,000
    Deferred revenue                                                     57,521
    Current maturities of long-term debt                                 17,758
                                                                    -----------
               Total current liabilities                                543,033

Long-term debt, less current maturities                                 122,242

Stockholders' Equity:
    Preferred stock, no par value; 5,000,000
         shares authorized, no shares issued                                --
    Common stock, $.01 par value; 15,000,000
         shares authorized; 878,365 shares issued                         8,784
    Capital in excess of par value                                    2,199,209
    Accumulated deficit                                                (333,975)
    Treasury stock, at cost, 1,010 shares                                  (825)
                                                                    -----------
              Total stockholders' equity                              1,873,193
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $ 2,538,468
                                                                    ===========


       See accompanying notes to these consolidated financial statements.



                             BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)



                                                    For the Three Months      For the Nine Months
                                                     Ended December 31,        Ended December 31,
                                                   ----------------------    ----------------------
                                                      1998         1997         1998        1997
                                                      ----         ----         ----        ----

REVENUES -
    Sales of real estate                           $  36,939    $ 154,220    $ 536,505    $ 957,746

COSTS AND EXPENSES:
    Cost of real estate sold                          24,552       78,674      310,805      454,739
    General and administrative                       124,981      134,877      348,673      378,156
    Depreciation and amortization                      6,325        6,766       19,082       19,644
                                                   ---------    ---------    ---------    ---------
                                                     155,858      220,317      678,560      852,539
                                                   ---------    ---------    ---------    ---------

INCOME (LOSS) FROM OPERATIONS                       (118,919)     (66,097)    (142,055)     105,207

OTHER INCOME (EXPENSE):
    Net gas royalties                                 16,158       26,885       57,468       44,884
    Interest income                                    3,686        6,403       13,094       18,740
    Dividend income                                    3,083        2,709        8,566        8,129
    Rental income                                      7,492        5,236       12,712       12,106
    Net gain on sale of marketable securities            930       17,193        8,714       23,712
    Net unrealized gain on marketable securities     151,027        6,200      142,008      103,720
    Equity in limited partnership income (loss)        1,754       12,079        6,399       (8,119)
    Interest expense                                  (5,581)      (2,555)     (13,296)     (10,984)
                                                   ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES                            59,630        8,053       93,610      297,395

PROVISION FOR INCOME TAXES                           (22,000)      (1,000)     (33,000)     (60,500)
                                                   ---------    ---------    ---------    ---------

NET INCOME                                         $  37,630    $   7,053    $  60,610    $ 236,895
                                                   =========    =========    =========    =========

EARNINGS PER  SHARE                                $     .04    $     .01    $     .07    $     .28
                                                   =========    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                               850,840      791,402      842,484      839,621
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

                                                 3




                      BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                                   Nine Months Ended
                                                                      December 31,
                                                                -----------------------
                                                                   1998         1997
                                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                 $  60,610    $ 236,895
     Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
                Depreciation and amortization                      29,091       29,652
                Equity in limited partnership (income) loss        (6,399)       8,119
                Net gain on sale of marketable securities          (8,714)     (23,712)
                Net unrealized gain on marketable securities     (142,008)    (103,720)
                Stock bonus compensation                            4,000         --
                Deferred income taxes                              33,000         --
                  Changes in operating assets and liabilities:
                    (Increase) decrease in:
                      Restricted cash                             (34,695)    (100,000)
                      Marketable securities                       (93,234)     (44,614)
                      Gas royalties receivable                     (8,307)      (3,213)
                      Interest and other receivables               41,762        2,532
                      Prepaid expenses and other                    2,410          610
                      Land under development                      (72,477)     (73,696)
                      Notes receivable                            (15,000)        --
                    Increase (decrease) in:
                      Accounts payable and accrued expenses       (46,815)      54,551
                      Income taxes payable                           --         35,500
                      Payable to broker                            55,910       59,929
                      Deferred revenue                             57,521      110,807
                                                                ---------    ---------
          Net cash provided by (used in) operating activities    (143,345)     189,640

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from collection of notes receivable                  2,987        1,046
      Purchase of property and equipment                          (16,212)     (52,314)
                                                                ---------    ---------
         Net cash used in investing activities                    (13,225)     (51,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                                    140,000       50,000
      Principal payments on borrowings                               --        (50,000)
      Treasury stock acquired                                        (825)    (100,677)
                                                                ---------    ---------
         Net cash provided by (used in) financing activities      139,175     (100,677)
                                                                ---------    ---------
Net increase (decrease) in cash and equivalents                   (17,395)      37,695

Cash and equivalents, beginning of period                          35,516       46,735
                                                                ---------    ---------

Cash and equivalents, end of period                             $  18,121    $  84,430
                                                                =========    =========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                    $   8,439    $   9,538
                                                                =========    =========

      Cash paid for income taxes                                $    --      $  25,000
                                                                =========    =========


       See accompanying notes to these consolidated financial statements.


                                       4

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

     The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at December 31, 1998 and results of operations for the interim periods ended December 31, 1998 and 1997. Such adjustments are of a normal and recurring nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in the Company's March 31, 1998 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

     Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.

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

3.   Revenue Recognition

     Sales of real estate generally are accounted for under the full accrual method. Under that method, gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met. Sales of real estate are accounted for under the percentage-of- completion method when the Company has material obligations under sales contracts to provide improvements after the property is sold. Under the percentage-of-completion method, the gain on sale is recognized as the related obligations are fulfilled.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     The development of Phase I (approximately 4.6 acres) consisting of four commercial pad sites in The Crossings at Palmer Park in Colorado Springs, Colorado was completed in the fiscal year ended March 31, 1998. Three of the improved lots were sold and closed in the prior fiscal year. The sale of the remaining improved lot occurred in June 1998. The Company was required to furnish a bank letter of credit for $111,600 to the City of Colorado Springs to provide assurance that the channel lining improvements related to Phase I would be completed. The improvements were completed and the letter of credit was released by the City of Colorado Springs. The Company has no other outstanding letters of credit with the City of Colorado Springs.

     The Company commenced Phase II (approximately 6.1 acres) of its 20 acre development of The Crossings at Palmer Park. The Phase II development plan consists of four commercial pad sites and the Company sold one of the lots. The Company entered into a contract for approximately $374,000 of Phase II site development work consisting of grading, utilities, channel lining, storm sewer and paving. The Phase II lot sale closed in June 1998 and $200,000 of the net proceeds of $268,802 were escrowed for the on-site development work. The balance of the escrow of $89,005 at December 31, 1998 is reflected as restricted cash on the balance sheet.

     In connection with the real estate sales, the Company used the percentage-of-completion method to determine the amount of gross profit to be recognized for the three and nine months ended December 31, 1998 and 1997 as follows:

                                         Three Months Ended            Nine Months Ended
                                            December 31,                  December 31,
                                      -------------------------   ---------------------------
                                          1998          1997          1998           1997
                                          ----          ----          ----           ----

Sales of real estate                  $    20,000   $      --     $   594,026    $ 1,068,553
Revenue previously deferred                16,939       154,220          --             --
Deferred revenue                             --            --         (57,521)      (110,807)
                                      -----------   -----------   -----------    -----------
                                           36,939       154,220       536,505        957,746
Cost of real estate sold                   24,552        78,674       310,805        454,739
                                      -----------   -----------   -----------    -----------
Gross profit on sale of real estate   $    12,387   $    75,546   $   225,700    $   503,007
                                      ===========   ===========   ===========    ===========



     The deferred revenue of $57,521 is reflected as a liability in the Company's balance sheet at December 31, 1998 and will be recognized as the related site development work obligations are completed.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.   Long-term Debt

     In December 1998, the Company entered into a $250,000 line of credit with a bank which bears interest at 8.25% and is collateralized by the Company's office building. The line of credit matures in December 2003 and the Company is obligated to make monthly payments of $2,427 commencing in January 1999 with the remaining principal plus interest due upon maturity. At December 31, 1998, the Company had outstanding borrowings of $140,000 under the line of credit.

5.   Gas Royalty Income

     Gas royalty income is net of amortization of $3,336 for the three months ended December 31, 1998 and 1997 and $10,008 for the nine months ended December 31, 1998 and 1997.

     On December 28, 1998, the Company and twenty other royalty owners ("Plaintiffs") filed suit against Burlington Resources Oil & Gas Company ("Burlington') in the District Court, Ninth Judicial District, Fremont County, Wyoming seeking an accounting of the production, sales of all production and all expenses associated with royalty payments received from the Madden Deep Unit gas processing plant. The Plaintiffs allege that Burlington, operator of the gas processing plant, has and continues to wrongfully deduct post-production costs, which could include indirect plant operating costs, from their royalty payments. The Plaintiffs believe that the royalty payments should be free of any post-production costs or, if post-production costs are statutorily permitted, then those costs must be limited only to those reasonable costs directly associated with the processing of the gas. The Plaintiffs are seeking attorneys' fees and costs necessitated in obtaining the data they are seeking and payment of amounts that were improperly deducted for the plant operation. A trial date has not been set by the Court. No prediction can be given as to when or how these matters will ultimately be concluded. No assurance can be made that the Company will ultimately receive any funds from this litigation and, accordingly, no amounts have been accrued in the accompanying financial statements.

6.   Income Taxes

     The provision for income taxes is based on management's estimate of the effective tax rate expected to be applicable for the fiscal year, net of the utilization of net operating loss carryforward which is subject to limitations under IRS Section 382. The tax rate may be revised at the end of each successive interim period during the fiscal year to reflect management's current estimate of the annual effective tax rate.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto. The interim results of operations are not necessarily indicative of results to be expected in future periods.

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

                  Three Months Ended December 31, 1998 and 1997

The Company's net income for the three months ended December 31, 1998 was $37,600 compared to net income of $7,100 for the comparable period in 1997. The 1998 increase in net income is primarily attributable to the net unrealized gain on marketable securities of $151,000 compared to $6,200 in 1997.

For the three months ended December 31, 1998, the Company realized gross profit on real estate sold of $12,400 which resulted from the sale of one lot in its Wyoming residential subdivision and recognition of additional gain from the sale of a Phase II lot in its Colorado Springs, Colorado commercial development as the related site development work obligations were completed (see Note 3). During the comparable period in 1997, the Company realized gross profit on real estate sold of $75,500 which resulted from the recognition of additional gain from the sale of three Phase I lots as the related site development work obligations were completed.

General and administrative expenses decreased $9,900 or 7% for the three months ended December 31, 1998 compared to the same period in 1997 and is attributable to a general reduction in operational costs and expenses.

Net gas royalty income decreased $10,700 or 40% in the current quarter compared to the corresponding quarter in 1997. Natural gas production for the three months ended December 31, 1998 was 16,036 mcf compared to 14,795 mcf for the comparable period in 1997. The average sales price of natural gas decreased 35% ($1.49 per mcf compared to $2.29 per mcf). Severance taxes and gas processing costs remained comparable between the interim periods.

Interest and dividend income decreased $2,300 or 26% for the three months ended December 31, 1998 compared to the same period in 1997 due primarily to a decrease in cash balances available for investment purposes.

The net unrealized gain on marketable securities of $151,000 for the three months ended December 31, 1998 represents the net change from September 30, 1998 in the market value of the trading securities portfolio.

Equity in limited partnership income of $1,800 for the three months ended December 31, 1998 represents the Company's share of the net rental income from the ground lease. In October 1997, all improvements related to the partnership operations were sold to an unrelated third-party and the purchaser entered into a 25 year ground lease on the real property. The equity in partnership income of $12,100 for the three months ended December 31, 1997 resulted from the net rental income from the ground lease and other miscellaneous income.

Interest expense increased $3,000 for the three months ended December 31, 1998 compared to the comparable quarter in 1997 due to bank borrowings under the line of credit discussed in Note 4.

                  Nine Months Ended December 31, 1998 and 1997

The Company's net income for the nine months ended December 31, 1998 was $60,600 compared to $236,900 for the comparable period in 1997. The decrease in net income for the nine months ended December 31, 1998 compared to 1997 is primarily attributable to a lower volume of sales of real estate. During the current period, the Company realized gross profit on real estate sold of $225,700 which resulted from the sale of one lot in Phase I of its Colorado Springs, Colorado commercial development which was completed in the prior fiscal year and one lot in Phase II currently under development (see Note 3). In addition, the Company sold one lot in its Wyoming residential subdivision. During the comparable period in 1997, the Company realized gross profit on real estate sold of $503,000 which resulted from three lot sales in Phase I and one lot sale in its Wyoming residential subdivision.

General and administrative expenses decreased $29,500 or 8% for the nine months ended December 31, 1998 compared to the same period in 1997. The decrease is due to non-recurring expenses associated with the June 1997 spin-off from American Rivers Oil Company.

Net gas royalties increased $12,600 or 28% in the current nine months compared to the corresponding nine months in 1997. Natural gas production for the nine months ended December 31, 1998 was 46,582 mcf compared to 38,950 mcf for the comparable period in 1997. The average sales price of natural gas decreased 6% ($1.68 per mcf compared to $1.79 per mcf). Severance taxes and gas processing costs decreased $5,100 or 31% for the nine months ended December 31, 1998 compared to the same period in 1997.

Interest and dividend income decreased $5,200 or 19% for the nine months ended December 31, 1998 compared to the same period in 1997 due primarily to a decrease in cash balances available for investment purposes.

Net unrealized gain on marketable securities of $142,000 for the nine months ended December 31, 1998 represents the net change from March 31, 1998 in the market value of the trading securities portfolio.

Equity in limited partnership income of $6,400 for the nine months ended December 31, 1998 represents the Company's share of the net rental income from a ground lease. In October 1997, all improvements related to the partnership operations were sold to an unrelated third-party and the purchaser entered into a 25 year ground lease on the real property. The equity in partnership loss of $8,100 for the nine months ended December 31, 1997 resulted from certain expenses being incurred without any offsetting revenue from operations due to the purchaser of the improvements assuming management of the day-to-day operations in July 1997.

Interest expense increased $2,300 or 21% for the nine months ended December 31, 1998 compared to the comparable period in 1997 due to bank borrowings under the line of credit discussed in Note 4.

Financial Condition

At December 31, 1998, the Company had working capital of $480,400.

The following summary table reflects comparative cash flows for the Company as follows:

                                                Nine Months Ended
                                                   December 31,
                                             -----------------------
                                                1998         1997
                                                ----         ----
           Net cash provided by (used in):
                Operating activities         $(143,300)   $ 189,600
                Investing activities           (13,200)     (51,300)
                Financing activities           139,200     (100,700)

Net cash used in operating activities of $143,300 for the nine months ended December 31, 1998 resulted from a lower volume of real estate sales compared to

1997. Net cash provided by operating activities of $189,600 for the comparable period in 1997 resulted primarily from real estate sales.

Net cash used in investing activities of $13,200 and $51,300 for the nine months ended December 31, 1998 and 1997, respectively, resulted primarily from the purchase of property and equipment.

Net cash provided by financing activities of $139,200 for the nine months ended December 31, 1998 resulted from bank borrowings of $140,000 offset by the acquisition of 1,010 shares of treasury stock for $825. Net cash used in financing activities of $100,700 for the nine months ended December 31, 1997 resulted from the Company acquiring 94,116 shares of treasury stock. The Company also had bank borrowings of $50,000 and repayment of bank borrowings of $50,000 for the 1997 period.

The Company's material commitments for capital expenditures in the next twelve months will be in conjunction with the Phase III development of The Crossings at Palmer Park and a proposed 350 unit apartment complex in Colorado Springs, Colorado.

The Company will have to complete additional drainage channel improvements when a Phase III plat is submitted to the City of Colorado Springs for approval. The Company will also incur on-site development costs for utilities, storm sewer and paving. The estimated costs of $250,000 for these improvements will be funded from the proceeds of any Phase III lot sales.

In October 1998, the Company entered into a limited partnership agreement with an unrelated third party to develop and construct a 350 unit apartment complex (the "Project"). The Project is subject to the successful rezoning of approximately 18 acres of undeveloped real property owned by the Company in Colorado Springs, Colorado and favorable Project financing. The rezoning process is expected to be completed by April 1999. The estimated cost for the Project is $20,000,000 of which $18,000,000 is anticipated to be financed by a non-recourse loan from the U. S. Department of Housing and Urban Development or any other third party lender. The Company, upon successful rezoning, will contribute the land valued at $1,600,000 for an 80% limited partner interest. The unrelated third party will contribute $400,000 of services for the remaining 20% limited partner interest and will also be the general partner. In addition, the limited partners may be required to loan the partnership up to $100,000 each. Subsequent to December 31, 1998, the Company and the other limited partner each loaned $10,000 to the partnership for costs associated with the rezoning process.

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

The Company is continuing the review of its computer system to assess the potential costs and scope of the Year 2000 issue. The Company utilizes a minimal number of computer programs (primarily accounts payable, general ledger and payroll) in its operations. The Company is utilizing both internal and external resources to replace its current software for Year 2000 compliant software. The Company's goal is to complete all relevant internal software remediation and testing by September 30, 1999. The total cost to the Company of these Year 2000 issue activities has not been and is not anticipated to be material to its financial position or results of operations. Any hardware and/or software purchased will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred.

The Company has initiated communications with external entities to determine the status of their own Year 2000 issues that may affect the Company's operations. There can be no guarantee that the systems of these external entities will be timely converted and would not have an adverse effect on the Company's operations.

The Company is developing a contingency plan for the various Year 2000 issues and will continue to revise the plan based on testing results and third-party communications.

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

                                              BISHOP CAPITAL CORPORATION
                                              (Registrant)



Date:   February 10, 1999                      By:  /s/ Robert E. Thrailkill
                                                  ------------------------------
                                                  Robert E. Thrailkill
                                                  President
                                                  (Principal Executive Officer)


Date:   February 10, 1999                      By:  /s/ John A. Alsko
                                                  ------------------------------
                                                  John A. Alsko
                                                  Treasurer and Chief Financial
                                                     Officer
                                                  (Principal Financial Officer)