Form 10KSB40
period 1999-03-31
BISHOP CAPITAL CORP
filed 1999-06-29
CIK 1028426

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For the Fiscal Year Ended March 31, 1999

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

        Common Stock, $.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

Issuer's revenues for fiscal year ended March 31, 1999 were $594,026.

The aggregate market value of the voting stock held by non-affiliates as of June 22, 1999 was $419,459.

The number of shares outstanding of the issuer's Common Stock as of June 22, 1999 was 877,355.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (Check one):  Yes __  No X

                                     Part I


Item 1. Description of Business
-------------------------------

Bishop Capital Corporation (the "Company"), formerly known as Bishop Cable Communications Corporation, was originally incorporated under the laws of the State of Colorado on February 22, 1983 and reincorporated under the laws of the State of Wyoming on June 2, 1992. On November 22, 1995, the Company changed its name. The Company is primarily engaged in the development and sale of real estate and has a royalty interest in a natural gas property. The Company was a wholly-owned subsidiary of a public company (see "Metro/KTOC Transaction") until its shares were distributed as a partial liquidating dividend on June 20, 1997 (see "Distribution").

The Company had four full-time employees as of March 31, 1999.

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

Subsequent to March 31, 1999, the general partner of Z-H, Ltd. ("Seller") entered into an Agreement for Sale and Purchase (the "Agreement") with an unrelated third-party ("Purchaser") for the sale of the real property, currently encumbered by the Lease discussed above, for $4,400,000 cash. Under terms of the Agreement, the Purchaser has a 270 day Investigative Period to perform and/or obtain all tests, examinations, feasibility studies and other reasonable activities to underwrite the proposed acquisition of the property. If the Purchaser shall have elected, at or prior to the expiration of the Investigative Period, to proceed with the acquisition of the property, additional earnest money deposits will be made in accordance with the terms of the Agreement. The transaction is scheduled for closing on November 1, 2000 or such earlier date as the parties may mutually agree. The Lease provides that, beginning with the fourth lease year, Seller may terminate the Lease by (1) giving 90 days prior written notice to the lessee, (2) paying the termination fee discussed above and
(3) releasing the lessee from any existing encumbrances. As discussed above, the termination fee is subject to the Seller being released from liability on the assumed debt within a certain time period. In the event the Lease has not been terminated at closing, Seller and Purchaser agree to close into an escrow account established with an escrow agent. Contemporaneously with the closing, Seller shall give notice of termination of the Lease to the lessee. As part of the escrow instructions, the escrow agent will pay the termination fee to the lessee, if applicable, as well as any existing encumbrances on the real property which currently approximate $420,000. At March 31, 1999, the net carrying value of the Company's 19% interest in Z-H, Ltd. is $217,008.

The Company developed 4.62 acres (comprising 5 lots with common areas) in Phase I of the 20 acre parcel ("The Crossing at Palmer Park Center") during fiscal year 1998. The costs for the Phase I site development work consisting of grading, utilities, channel lining, storm sewer, paving and curb and gutter were approximately $446,000. These costs were funded primarily by net proceeds from the closings of three lot sales in fiscal year 1998 as follows: (i) Lot 1 (1.14 acre) to Diamond Shamrock Refining and Marketing Company for $388,850 for a combination gasoline sales, convenience store and car wash facility; (ii) Lot 2 (.92 acre) to State Bank & Trust for $329,703 for a branch bank facility and
(iii) Lot 4 (1.04 acre) to a Taco Bell franchisee for $350,000 for a fast-food facility. The Company entered into a sales agreement to sell Lot 3 (.69 acre) to Grease Monkey International, Inc. for $258,026 and closed the transaction in June 1998. Lot 5 (.48 acre) is currently unsold.

In the current fiscal year, the Company submitted a Concept Plan for the remaining 15 acres for Phases II and III along with a Final Plat consisting of one lot in Phase II to the appropriate governmental authorities for their approval which occurred in June 1998. The Company sold for $300,000 the one lot (1.65 acre) platted in Phase II to PCRO Limited Liability Company for a retail automotive and tire service center. Upon closing, $200,000 of the net proceeds was escrowed for the payment of on-site improvements to be completed by the Company. The Phase II development costs for grading, utilities, channel lining, storm sewer and paving were $374,000 and all of the improvements were completed as of March 31, 1999.

In October 1995 the Company acquired approximately 5 acres of undeveloped real estate located adjacent to a golf course in Riverton, Wyoming for $80,000 and expended approximately $154,000 for improvements (utilities, drainage, roadway, etc.) in developing a 15 lot subdivision. During the current fiscal year, the Company replatted 12 of the remaining 14 lots into 10 lots to increase their size. The Company sold one lot for $20,000 in the current fiscal year leaving 11 lots available for sale at March 31, 1999.

In October  1998,  the  Company  entered  into a limited  partnership  agreement
(Creekside Apartments, LLLP) with an unrelated third party to develop and construct a 350 unit apartment complex (the "Project"). The Project is subject to the successful rezoning of approximately 18 acres of undeveloped real property owned by the Company and favorable Project financing. The rezoning process is expected to be completed by September 1999. The estimated cost of the Project is $20,000,000 of which $18,000,000 is anticipated to be financed by a non-recourse loan from the U. S. Department of Housing and Urban Development or any other third party lender. The Company, upon successful rezoning, will contribute the land to the partnership at an agreed upon value of $1,600,000 for an initial 80% limited partnership interest. The unrelated third party will contribute services with an agreed upon value of $400,000 for the remaining 20% limited partnership interest. This unrelated third party will also be the general partner and will earn a 20% partnership interest upon the successful lender pre-application conference. Any distributions from the partnership will be allocated to the partners as defined in the partnership agreement. In addition, the limited partners may be required to loan the partnership up to $100,000 each. As of March 31, 1999, the Company had advanced funds of $15,000 to the partnership for costs associated with the rezoning process.

The undeveloped real estate is subject to local zoning laws and regulations. The undeveloped real estate must be surveyed, designed and platted and then submitted to the appropriate governmental authorities for approval, permits and agreements before it can commence development. The ability of the Company to obtain necessary approvals and permits for its planned development is often beyond the Company's control. The length of time necessary to obtain permits and approvals increases the carrying costs of unimproved land acquired for the purpose of development. The western boundary of the undeveloped real estate borders a drainage channel and appropriate governmental authorities will require that certain improvements be made along the drainage channel as sections of the undeveloped land are platted for development. The Company estimates that the remaining drainage channel improvement costs will approximate $300,000.

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

The City of Colorado Springs, Colorado (the "City") is currently negotiating with the Company regarding the City's proposed acquisition of a 20 foot permanent easement for a new sewer line on undeveloped property owned by the Company. The proposed permanent easement, of which a major portion lies on the western boundary of the undeveloped property that borders a drainage channel, would approximate 1.6 acres. The City and the Company each engaged an independent real estate appraiser to complete an appraisal on the affected property. The fee for the Company's real estate appraisal will be paid by the City. If an agreement on the fair market value of the proposed permanent easement cannot be reached, the City may institute a formal condemnation proceeding against the property. In the event immediate possession is required, the City will deposit in the Court the fair market value amount determined by the Court. The Company may withdraw a portion or all of this amount prior to final settlement as stipulated by the Court. No prediction can be given as to when or how this matter will ultimately be concluded. Accordingly, no amounts have been accrued in the accompanying financial statements. Management believes that the fair market value of the proposed taking will be in excess of the carrying value of the affected property.

Natural Gas Royalty Interest

In December 1990, the Company purchased a royalty interest in certain natural gas properties located in Wyoming from an unrelated third-party. Since the Company did not have access to reserve information, the Company engaged an independent petroleum geologist to review available geologic, engineering and production data and to estimate the value for the natural gas royalty interest. Based on this study and other factors, the Company paid approximately $1,067,000 for the royalty interests. At March 31, 1999, the net carrying value of this interest is $236,748. In connection with the purchase, the Company formed a tax partnership (Bridger Creek Partnership) which allocates to the Company, as general partner, the first $40,000 of annual net income (as defined) from the partnership and 80% of annual net income in excess of $40,000. After the Company has received cumulative net income of $1,050,000, plus interest at prime adjusted semi-annually, the Company will receive 60% of the annual net income thereafter.

The royalty interest is in the Madden Unit (the "Unit") which produces natural gas from producing horizons between 5,500 and 24,000 feet. A gas processing plant in which the Company has no ownership interest treats the "sour gas" produced from the Madison formation (24,000 feet). The plant processes 66 MMCFD (million cubic feet per day) from two completed Madison wells. The operator of the Unit completed modification plans in September 1998 that increased the plant capacity from 50 MMCFD to 66 MMCFD. A third Madison well was completed in June 1997 and is currently shut-in awaiting construction of a second "sour gas" processing plant to be located north of the existing plant. The new plant will also have the capacity to process 66 MMCFD and is estimated to be completed in July 1999. The plant products include methane, sulfur and carbon dioxide. The Company's royalty interest is only subject to plant processing costs and severance and ad valorem taxes.

On December 28, 1998, the Company and twenty other royalty owners ("Plaintiffs") filed suit against Burlington Resources Inc. ("Burlington") in the District Court, Ninth Judicial District, Fremont County, Wyoming seeking an accounting of the production, sales of all production and all expenses associated with royalty payments received from the Madden Deep Unit gas processing plant. The Plaintiffs allege that Burlington, operator of the gas processing plant, has and continues to wrongfully deduct post-production costs, which could include indirect plant operating costs, from their royalty payments. The Plaintiffs believe that the royalty payments should be free of any post-production costs or, if post-production costs are statutorily permitted, then those costs must be limited only to those reasonable costs directly associated with the processing of the gas. The Plaintiffs are seeking attorneys' fees and costs necessitated in obtaining the data they are seeking and payment of amounts that were improperly deducted for the plant operation. A trial date has not been set by the Court. No prediction can be given as to when or how these matters will ultimately be concluded. No assurance can be made that the Company will ultimately receive any funds from this litigation and, accordingly, no amounts have been accrued in the accompanying financial statements.

Item 2. Description of Property
-------------------------------

The Company's principal properties consist of approximately 44 acres of developed and undeveloped real estate in Colorado and an office building, 11 lot subdivision and natural gas royalty interest in Wyoming. None of the properties are held subject to any encumbrance except for the office building, which is pledged as collateral on the bank line of credit at March 31, 1999.

Real Estate Investment Policies

Although the Company has no formal policy as to the allocation of assets among its real estate investments, the Company has limited such investments to its present real estate holdings which were acquired primarily for development.

The Company's major investment in real estate is "The Crossing at Palmer Park Center" currently being developed on a 20 acre parcel and a 35 acre parcel of undeveloped real estate in Colorado Springs, Colorado. The Colorado Springs, Colorado area has sustained a consistent growth in population over the past twenty-five years. Population forecasts for the year 2000 reflect a 20% increase over 1990 which is a conservative 2% annualized growth rate. Several new retail development centers and residential areas north and east of the Company's property have been constructed or are in the planning stages. Demographic and marketing studies by independent third-parties project higher retail sales and population growth over a five-year period within a one to five mile radius of the Company's property which is zoned PBC-2 (Planned Business Center) and OC (Office Complex). The PBC zoning allows most commercial and retail uses and the OC zoning permits office uses as well as destination restaurants.

Phase I of the "The Crossing at Palmer Park Center" development consisted of 5 lots (approximately 5 acres) and was completed in fiscal year 1998. The Company closed sales on three Phase I lots in fiscal year 1998 and one in the current fiscal year. The fifth lot remains unsold. A Concept Plan for Phases II and III and a Final Plat for one lot (1.65 acre) in Phase II were approved by the appropriate governmental authorities in June 1998. The Company sold the one lot platted in Phase II for $300,000 and the net proceeds were used to fund the Phase II development costs for grading, utilities, channel lining, storm sewer and paving of approximately $374,000. The Phase II improvements were 100% complete as of March 31, 1999. The Company also established a $250,000 line of credit with a bank to fund Phase II development costs and corporate overhead costs and expenses. The line of credit is collateralized by the Company's corporate office building. At March 31, 1999, the Company had outstanding borrowings of $221,095 under the line of credit.

The Company's proposed development plan for the remaining 35 acre parcel is presently anticipated to be a combination of retail pad sites on 17 acres and an apartment complex on the remaining 18 acres. The Company will not develop retail pad sites on the 17 acres until it has two sales contracts to fund the estimated costs of the off-site and on-site improvements of approximately $250,000. The Company has not prepared any preliminary concept plan for the 17 acres.

In October 1998, the Company entered into a limited partnership agreement with an unrelated third party to develop and construct a 350 unit apartment complex (the "Project"). The Project is subject to the successful rezoning from PBC-2 to R-5 of the 18 acres of undeveloped real property owned by the Company and favorable Project financing. The rezoning process is expected to be completed by September 1999. The estimated cost of the Project is $20,000,000 of which $18,000,000 is anticipated to be financed by a non-recourse loan from the U. S. Department of Housing and Urban Development or any other third party lender. The Company, upon successful rezoning, will contribute the land to the partnership at an agreed upon value of $1,600,000 for an initial 80% limited partnership interest. The unrelated third party will contribute services with an agreed upon value of $400,000 for the remaining 20% limited partnership interest. This unrelated third party will also be the general partner and will earn a 20% partnership interest upon the successful lender pre-application conference. Any distributions from the partnership will be allocated to the partners as set forth in the partnership agreement.

The Company does not anticipate any major investments in real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Reserves

Reserve information relating to the natural gas royalty interest owned is not included because the information is not made available to royalty interest owners by Louisiana Land and Exploration Company, a wholly-owned subsidiary of Burlington Resources Inc., the operator of the properties. The Company's share of production from the royalty interest for the year ended March 31, 1999 was 59,730 mcf.

Item 3. Legal Proceedings
-------------------------

The Company is not a party to any pending legal proceedings involving a claim for damages which amount exceeds 10% of the current assets of the Company and its subsidiaries on a consolidated basis and no such proceedings are known to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                     Part II


Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

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

            Quarter Ended            High Bid          Low Bid
            -------------            --------          -------

               6/30/97               $  --  (1)        $  --  (1)
               9/30/97                  --  (1)           --  (1)
              12/31/97                  --  (1)           --  (1)
               3/31/98                 .875              .125
               6/30/98                 .875              .625
               9/30/98                 .875              .563
              12/31/98                 .625              .375
               3/31/99                 .500              .375

     (1) The NASD form required for the initiation of quotations on the OTC Bulletin Board Service was submitted by a market maker in July 1997 and approved by the NASD in February 1998.

As of June 22, 1999, there were approximately 2,000 holders of record of the Company's common stock (which number does not include shareholders whose shares are held of record by brokerage firms).

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

Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The following discussion and other sections of this Form 10-KSB may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's Securities Exchange Act filings. The forward-looking statements within this Form 10-KSB are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related Notes included elsewhere herein.

Results of Operations
---------------------

The Company had net income of $42,200 for the fiscal year ended March 31, 1999 compared to net income of $169,800 for fiscal 1998. The decrease is primarily attributable to a lower volume of real estate sales in the current year which resulted in a 60% decrease in gross profit on real estate sold.

Fiscal 1999 Compared to Fiscal 1998

Gross profit on real estate sold of $211,206 in fiscal 1999 and $524,622 in fiscal 1998 resulted primarily from the sale of improved real estate in Colorado Springs, Colorado. The Company had real estate sales of $594,026 in fiscal 1999 compared to $1,103,553 in fiscal 1998 which were offset by costs of real estate sold of $382,820 and $578,931, respectively.

General and administrative expenses increased $49,500 or 10% in fiscal 1999 primarily due to issuance of common stock for employee compensation and the full balance of notes receivable being charged to operations.

Depreciation and amortization remained comparable between fiscal 1999 and 1998.

Gas royalties, net of amortization, increased $12,300 or 20% in fiscal 1999 compared to fiscal 1998. Natural gas production increased 13% (59,730 mcf in 1999 compared to 53,000 mcf in 1998) and was offset by a 3% decrease in the average sales price of natural gas ($1.71 per mcf in 1999 compared to $1.76 per mcf in 1998). Gas processing costs and production taxes decreased 32% ($13,969 in 1999 compared to $20,514 in 1998) primarily due to lower gas processing costs.

Interest income decreased $3,900 or 16% in fiscal 1999 from fiscal 1998 primarily due to the non-accrual of interest on the full balance of notes receivable charged to operations.

Rental income increased $3,800 or 26% in fiscal 1999 from fiscal 1998 primarily due to a new tenant leasing an office suite in the Company's corporate office building.

The net gain on sale of marketable securities of $18,400 in fiscal 1999 resulted from the sale of equity securities for working capital or other investment opportunities.

The net unrealized gain on marketable securities of $167,400 in fiscal 1999 represents the net change in the market value of the trading securities portfolio from fiscal 1998.

Equity in limited partnership income of $6,400 in fiscal 1999 represents the Company's share of the net rental income from the 25 year ground lease which originated from the October 1997 sale of all improvements, buildings and fixtures related to the operations.

Interest expense increased $5,600 or 38% in fiscal 1999 compared to fiscal 1998 primarily due to borrowings under the bank line of credit and an increase in the margin payable to broker balance.

Financial Condition

At March 31, 1999, the Company had working capital of $503,000.

The following summary table reflects comparative cash flows for the Company for the two years ended March 31, 1999:

                                                  Years Ended
                                                    March 31,
                                             ----------------------
                                                1999         1998
                                                ----         ----
           Net cash provided by (used in):
                  Operating activities       $(192,000)   $  90,500
                  Investing activities         (46,100)     (50,900)
                  Financing activities         220,300      (50,900)

The Company had negative cash flows from operating activities of $192,000 in fiscal 1999 compared to net cash provided by operating activities of $90,500 in fiscal 1998. This significant decrease in operating cash flows was due primarily to a lower sales volume of improved real estate in fiscal 1999.

Net cash used in investing activities in fiscal 1999 resulted primarily from funds advanced under notes receivable of $30,000 and the purchase of equipment for $16,200. In fiscal 1998, net cash used in investing activities resulted primarily from the purchase of vehicles and equipment.

Net cash provided by financing activities in fiscal 1999 resulted from bank borrowings of $287,000 offset by repayment of borrowings of $65,900 and the purchase of treasury stock for $800. Net cash used in financing activities in fiscal 1998 resulted from the purchase of treasury stock. The Company also had borrowings of $50,000 and repayment of borrowings of $50,000 in fiscal 1998.

The Company's material commitments for capital expenditures in the next twelve months will be in conjunction with (1) the Phase III development of "The Crossing at Palmer Park Center," (2) a proposed 350 unit apartment complex and
(3) the development of retail pad sites on 17 acres of a 35 acre parcel in Colorado Springs, Colorado.

When the Company develops Phase III of "The Crossing at Palmer Park Center," it will incur development costs for utilities, storm sewer, paving and additional drainage channel improvements. The Company anticipates that the estimated costs of $300,000 for these improvements will be funded by cash proceeds from lot sales.

In connection with the proposed apartment complex, the Company may have to loan Creekside Apartments, LLLP, under terms of the partnership agreement, up to $85,000 for costs associated with the rezoning process and other partnership matters. The Company anticipates that the loan advances, if any, will be funded from either working capital or cash proceeds from lot sales.

The Company is having preliminary discussions with two prospective purchasers of retail pad sites on the undeveloped 17 acres. The Company will not develop the acreage until it has closed two sales contracts to fund the estimated costs for off-site and on-site improvements (grading, utilities, storm sewer and paving) of approximately $250,000.

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

In addition to the Year 2000 compliance issues we face with respect to our own system, we face risks that our vendors' and customers' systems, which are not directly under our control, may not become compliant prior to January 1, 2000. In addition, if certain public infrastructure interruptions in areas such as utilities (electricity, water or telephone), banking or government, result in a disruption of our service, our operations could be impacted for the duration of the disruption.

A contingency plan has not yet been developed for dealing with the most reasonably likely worst case scenario with respect to our Year 2000 compliance, and such scenario has not yet been clearly identified. It is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event there are disruptions in such infrastructure areas as utilities, communications, banking and government. Assuming no major public infrastructure service disruption occurs, we believe that we will be able to manage our Year 2000 transition without a material effect on our results of operations or financial condition. We have not completed contingency plans in the event that a disruption in the public infrastructure does occur.

The above information is based upon management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no assurance that these estimates can be achieved and actual results could differ materially from those anticipated.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company does not invest in derivative investments nor engage in hedging activity.

Item 7. Financial Statements
----------------------------

Information with respect to this item appears on page F-1 of this report. Such information is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

     None

                                    Part III


Item 9. Directors and Executive Officers of the Registrant
----------------------------------------------------------

     a.   Identification of Directors and Executive Officers

             Name                   Age                    Office
             ----                   ---                    ------
     Robert E. Thrailkill           67          Chairman of the Board, President
                                                and Chief Executive Officer

     John A. Alsko                  58          Secretary/Treasurer and Director

     Robert J. Thrailkill           40          Vice President and Director

     Robert E. Thrailkill. Mr. Thrailkill has been President, Chief Executive Officer and Director of the Company since its inception in February 1983. Mr. Thrailkill previously served as Chairman of the Board, President and Chief Executive Officer of Metro Capital Corporation, the Company's former parent corporation, from February 1981 to December 1995 at which time there was a change in control. Mr. Thrailkill's business background spans over 34 years of management responsibility in privately and publicly-held companies.

     John A. Alsko. Mr. Alsko was appointed as Secretary/Treasurer and a Director of the Company in November 1995. Previously, Mr. Alsko served as Vice President - Finance of Metro Capital Corporation from February 1987 to December 1995. Prior to joining Metro Capital Corporation, he held various financial positions with other companies and public accounting firms. Mr. Alsko is a Certified Public Accountant.

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

     e.   Compliance with Section 16(a) of the Securities Exchange Act of 1934

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, certain officers and persons who own more than ten percent of the outstanding Common Stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than ten percent shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to all of its officers and directors were complied with on a timely basis.

Item 10. Executive Compensation
-------------------------------

     a.   Summary Compensation Table

The following table sets forth the compensation received by the Chief Executive Officer for the years ended March 31, 1999, 1998 and 1997. No other executive officer had total annual salary and bonus exceeding $100,000 for the year ended March 31, 1999.


                                                                   Long Term
        Name                   Annual Compensation               Compensation Awards
        and           -------------------------------------   --------------------------
     Principal                                 Other Annual     Restricted      Options
     Position         Year    Salary   Bonus   Compensation   Stock Award ($)   SARS (#)
     --------         ----    ------   -----   ------------   ---------------   --------
Robert E. Thrailkill  1999   $145,000  $  --   $ 11,200 (2)      $    --         --
President, Chief      1998    145,000     --       --                 --         --
Executive Officer     1997    145,000     --     46,200 (3)           --       45,000 (4)
and Director (1)

--------------

                                       18

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

     (2) Consists of 20,000 restricted shares issued as additional compensation with a fair market value of $.56 per share.

     (3) Consists of 40,300 registered shares allocated and issued from AROC's 1987 Stock Bonus Plan with a fair market value of $1.31 per share (22,000 shares) and $.94 per share (18,300 shares) on the award dates.

     (4) Consists of AROC's securities underlying options exercisable on date of grant (July 31, 1996) at a per share exercise price of $1.38 and expires two years thereafter. The options were not exercised by Mr. Thrailkill.

The columns for "Long-Term Incentive Plan Payouts" and "All Other Compensation" were omitted from the Summary Compensation Table since there was no information reportable for the three years ended March 31, 1999.

     b.   Option/SAR Grants Table

     The Company does not have any stock option plans or outstanding Stock Appreciation Rights ("SARs").

     c.   Aggregated Option Exercise and Fiscal Year-End Option Value Table

     The Company does not have any stock options nor any SARs outstanding at March 31, 1999.

     d.   Compensation of Directors

     There are no current arrangements for the compensation of directors for services rendered since the current directors are employees of the Company. There are no other arrangements whereby any of the Company's directors received compensation for services as a director during fiscal 1999.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     a.   Security Ownership of Certain Beneficial Owners

The following table shows, as of June 22, 1999, those persons known by the Company to be the beneficial owners of more than 5% of the Company's Common
Stock:

                                                 Amount and Nature
                       Name and Address            of Beneficial        Percent
Title of Class       of Beneficial Owner             Ownership          of Class
--------------       -------------------             ---------          --------

Common Stock         Robert E. Thrailkill             153,220             17.5%
                     716 College View Drive
                     Riverton, WY 82501

Common Stock         Consult & Assist  (1)             68,750              7.8%
                     P.O. Box 9856
                     Rancho Santa Fe, CA 92067

Common Stock         Francarep, Inc.  (2)              68,750              7.8%
                     50 Av. des Champs-Elysees
                     75008 Paris, France

----------------

     (1)  All shares are beneficially owned by Georg Ligenbrink.

     (2)  All shares are beneficially owned by Georges Babinet.

     b.   Security Ownership of Management

The following table shows, as of June 22, 1999, management's ownership of the Company's Common Stock:

                                                Amount and Nature
                      Name and Address            of Beneficial         Percent
Title of Class      of Beneficial Owner             Ownership           of Class
--------------      -------------------             ---------           --------

Common Stock        Robert E. Thrailkill             153,220              17.5%
                    716 College View Drive
                    Riverton, WY 82501

Common Stock        John A. Alsko                     29,563               3.3%
                    716 College View Drive
                    Riverton, WY 82501

Common Stock        Robert J. Thrailkill              23,438               2.7%
                    716 College View Drive
                    Riverton, WY 82501

Common Stock        All officers and directors
                    as a group (three persons)       206,221              23.5%


Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

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

     b.   Indebtedness of Management

     No officer or director of the Company has been indebted to the Company directly or indirectly during fiscal year 1999 in an amount exceeding $60,000.

     c.   Transactions with Promoters

     Not applicable

                                     Part IV


Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

     a.   Exhibits

           3.1      Articles of Incorporation and Bylaws (1)

          10.1 Management Agreement dated December 8, 1995 between American Rivers Oil Company (formerly Metro Capital Corporation), Bishop Capital Corporation (formerly Bishop Cable Communications Corporation) and Robert E. Thrailkill (1)

          10.2 Purchase Option Agreement dated August 28, 1996 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and Diamond Shamrock Refining and Marketing Company (1)

          10.3 Contract to Sell Real Estate dated November 14, 1996 between Powers Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and 123 Cascade Associates LLC (1)

          10.4 Agreement for the Purchase and Sale of Commercial Real Estate dated March 3, 1997 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and State Bank & Trust of Colorado Springs
                    (2)

          10.5 Operating Agreement dated December 8, 1995 between American Rivers Oil Company (formerly Metro Capital Corporation), Karlton Terry Oil Company and Bishop Capital Corporation (formerly Bishop Cable Communications Corporation) (2)

          10.6 Voting Agreement dated December 8, 1995 between American Rivers Oil Company (formerly Metro Capital Corporation), Karlton Terry Oil Company and Bishop Capital Corporation (formerly Bishop Cable Communications Corporation) (2)

          10.7 Bishop Powers, Ltd. Limited Partnership Agreement dated October 15, 1993 between Bishop Capital Corporation (formerly Bishop Cable Communications Corporation) as General Partner and Powers Golf LLC as Limited Partner (2)


          10.8 Z-H, Ltd. Limited Partnership Agreement dated October 15, 1993 between Powers Golf LLC as General Partner and Bishop Capital Corporation (formerly Bishop Cable Communications Corporation) as Limited Partner (2)

        10.9 Agreement of Bridger Creek Partnership dated December 31, 1990 between Bishop Capital Corporation (successor to interest of Metro Capital Corporation) and Mr. and Mrs. William N. Spratt (2)

        10.10 Construction Contract dated June 5, 1997 between Bishop Capital Corporation as General Partner of Bishop Powers, Ltd. and Pioneer Sand Company, Inc. (3)

        10.11 Agreement for the Purchase and Sale of Commercial Real Estate dated January 27, 1998 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and Grease Monkey International, Inc. (3)

        10.12 Agreement for the Purchase and Sale of Commercial Real Estate dated March 20, 1998 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and PCRO Limited Liability Company (3)

        10.13 Agreement for Sale and Purchase of Real Property dated June 15, 1999 between Z-H, Ltd., a Colorado limited partnership and Centrefund Development (Colorado) Corp.

        21          Subsidiaries of the Registrant  (2)

        27          Financial  Data  Schedule   (submitted  only  in  electronic
                    format).

------------------

     (1) Incorporated by reference to exhibits filed with Registrant's Form 10-SB Registration Statement filed with the Commission on December 11, 1996.

     (2) Incorporated by reference to exhibits filed with Registrant's Form 10-SB/A Registration Statement filed with the Commission on March 17, 1997.

     (3) Incorporated by reference to exhibits filed with Registrant's annual report on Form 10-KSB for the fiscal year ended March 31, 1998.

     b.   Reports on Form 8-K

          None

                                   Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BISHOP CAPITAL CORPORATION
                                        (Registrant)


Date:  June 22, 1999                    By: /s/ Robert E. Thrailkill
                                            ------------------------
                                            Robert E. Thrailkill
                                            President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date:  June 22, 1999                        /s/ Robert E. Thrailkill
                                            ------------------------
                                            Robert E. Thrailkill
                                            Chairman of the Board of Directors
                                            (Principal Executive Officer)


Date:  June 22, 1999                        /s/ John A. Alsko
                                            -----------------
                                            John A. Alsko
                                            Treasurer/Director
                                            (Principal Financial and Accounting
                                             Officer)


Date:  June 22, 1999                        /s/ Robert J. Thrailkill
                                            ------------------------
                                            Robert J. Thrailkill
                                            Vice President/Director

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----

Independent Auditor's Report................................................F2

Consolidated Balance Sheet - March 31, 1999.................................F3

Consolidated Statements of Operations -
    For the Years Ended March 31, 1999 and 1998.............................F4

Consolidated Statements of Changes in Stockholders' Equity -
    For the Years Ended March 31, 1999 and 1998.............................F5

Consolidated Statements of Cash Flows -
    For the Years Ended March 31, 1999 and 1998.............................F6

Notes to Consolidated Financial Statements..................................F7



                                       F1

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Bishop Capital Corporation
Riverton, Wyoming


We have audited the accompanying consolidated balance sheet of Bishop Capital Corporation and subsidiaries as of March 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bishop Capital Corporation and subsidiaries as of March 31, 1999, and the results of their operations and their cash flows for the years ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles.




HEIN + ASSOCIATES LLP

Denver, Colorado
May 20, 1999, except for Note 12
    as to which the date is June 15, 1999


                                       F2

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999



                                     ASSETS
                                     ------
CURRENT ASSETS:
    Cash and equivalents                                            $    17,626
    Marketable securities                                               852,672
    Receivables:
         Gas royalties                                                   33,144
         Interest and other                                               8,210
    Prepaid expenses and other                                            7,507
                                                                    -----------
             Total current assets                                       919,159

PROPERTY AND EQUIPMENT:
    Building                                                            224,644
    Furniture and fixtures                                               66,887
    Vehicles and equipment                                               91,380
                                                                    -----------
                                                                        382,911
    Less accumulated depreciation                                      (170,526)
                                                                    -----------
             Net property and equipment                                 212,385
                                                                    -----------

OTHER ASSETS:
    Land under development                                              798,523
    Investment in limited partnership                                   217,008
    Gas royalty interest, net of
         accumulated amortization of $830,303                           236,748
    Deferred income taxes                                                69,000
    Notes receivable                                                     42,221
    Other assets, net                                                     4,039
                                                                    -----------
             Total other assets                                       1,367,539
                                                                    -----------

TOTAL ASSETS                                                        $ 2,499,083
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                           $   105,289
    Current maturities of long-term debt                                 11,315
    Deferred income taxes                                                69,000
    Payable to broker                                                   230,565
                                                                    -----------
             Total current liabilities                                  416,169

LONG-TERM DEBT, less current maturities                                 209,780

COMMITMENTS (Notes 5 and 8)

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value; 5,000,000
         shares authorized, no shares issued                               --
    Common stock, $.01 par value; 15,000,000
         shares authorized; 878,355 shares issued                         8,784
    Treasury stock, 1,000 shares                                           (815)
    Capital in excess of par value                                    2,217,599
    Accumulated deficit                                                (352,434)
                                                                    -----------
             Total stockholders' equity                               1,873,134
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 2,499,083
                                                                    ===========


       See accompanying notes to these consolidated financial statements.

                                       F3

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           FOR THE YEARS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                            1999         1998
                                                            ----         ----

REVENUES -
    Gross profit on real estate sold                     $ 211,206    $ 524,622

COSTS AND EXPENSES:
    General and administrative                             538,137      488,669
    Depreciation and amortization                           26,310       26,411
                                                         ---------    ---------
                                                           564,447      515,080
                                                         ---------    ---------

INCOME (LOSS) FROM OPERATIONS                             (353,241)       9,542

OTHER INCOME (EXPENSE):
    Gas royalties, net of amortization of $13,344           73,666       61,375
    Interest income                                         20,272       24,175
    Dividend income                                         11,193       10,839
    Rental income                                           18,472       14,716
    Net gain (loss) on sale of marketable securities        18,379      (31,705)
    Net unrealized gain on marketable securities           167,353      199,611
    Equity in limited partnership income (loss)              6,394       (3,975)
    Interest expense                                       (20,337)     (14,766)
                                                         ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES                          (57,849)     269,812

    Provision for income taxes:
        Current                                             58,000      (58,000)
        Deferred                                            42,000      (42,000)
                                                         ---------    ---------

NET INCOME                                               $  42,151    $ 169,812
                                                         =========    =========

EARNINGS PER SHARE                                       $     .05    $     .20
                                                         =========    =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING              851,000      836,000
                                                         =========    =========


       See accompanying notes to these consolidated financial statements.

                                       F4


                                           BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED MARCH 31, 1999 AND 1998


                                          Common Stock                Treasury Stock
                                   -------------------------   -------------------------    Capital in
                                     Number of                   Number of                  Excess of     Accumulated
                                      Shares        Amount        Shares        Amount      Par Value       Deficit        Total
                                   -----------   -----------   -----------   -----------   -----------    -----------   -----------

BALANCES, April 1, 1997                885,481   $     8,855          --     $      --     $ 2,245,995    $  (564,397)  $ 1,690,453

  Purchase of treasury stock              --            --          94,116      (100,677)         --             --        (100,677)
  Sale of treasury stock to officer       --            --         (47,000)       49,820          --             --          49,820
  Retirement of treasury stock         (47,116)         (471)      (47,116)       50,857       (50,386)          --            --
  Net income                              --            --            --            --            --          169,812       169,812
                                   -----------   -----------   -----------   -----------   -----------    -----------   -----------

BALANCES, March 31, 1998               838,365         8,384          --            --       2,195,609       (394,585)    1,809,408

  Purchase of treasury stock              --            --          (1,010)         (825)         --             --            (825)
  Retirement of treasury stock             (10)         --              10            10           (10)          --            --
  Common stock issued to employees
      for compensation                  40,000           400          --            --          22,000           --          22,400
  Net income                              --            --            --            --            --           42,151        42,151
                                   -----------   -----------   -----------   -----------   -----------    -----------   -----------

BALANCES, March 31, 1999               878,355   $     8,784        (1,000)  $      (815)  $ 2,217,599    $  (352,434)  $ 1,873,134
                                   ===========   ===========   ===========   ===========   ===========    ===========   ===========



                               See accompanying notes to these consolidated financial statements.

                                                                F5


                        BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    FOR THE YEARS ENDED
                                                                          MARCH 31,
                                                                   ----------------------
                                                                      1999         1998
                                                                      ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $  42,151    $ 169,812
     Adjustments to reconcile net income to net cash provided
          by (used in) operating activities:
             Depreciation                                             26,310       25,837
             Amortization                                             13,344       13,916
             Deferred income taxes                                   (42,000)      42,000
             Common stock issued to employees for compensation        22,400         --
             Equity in limited partnership loss (income)              (6,394)       3,975
             Net (gain) loss on sale of marketable securities        (18,379)      31,705
             Net unrealized gain on marketable securities           (167,353)    (199,611)
             Provision for uncollectible notes receivable             45,000         --
             Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Restricted cash                                 54,310      (54,310)
                      Marketable securities                          (33,645)     (15,471)
                      Gas royalties receivable                       (21,421)       3,766
                      Interest and other receivables                  44,536      (43,760)
                      Receivables from AROC                             --          2,055
                      Prepaid expenses and other                         405        2,412
                      Land under development                        (126,491)    (104,296)
                 Increase (decrease) in:
                      Accounts payable and accrued expenses          (67,087)     129,332
                      Income taxes payable                           (33,000)      33,000
                      Customer deposit                                  --        (20,000)
                      Payable to broker                               75,282       70,177
                                                                   ---------    ---------
             Net cash provided by (used in) operating activities    (192,032)      90,539

CASH FLOWS FROM INVESTING ACTIVITIES:
     Funds advanced under notes receivable                           (30,000)        --
     Proceeds from collection of notes receivable                      4,084        1,414
     Purchase of property and equipment                              (16,212)     (52,315)
     Other                                                            (4,000)        --
                                                                   ---------    ---------
             Net cash used in investing activities                   (46,128)     (50,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                        287,000       50,000
     Principal payments on borrowings                                (65,905)     (50,000)
     Treasury stock acquired                                            (825)    (100,677)
     Proceeds from sale of treasury stock to officer                    --         49,820
                                                                   ---------    ---------
             Net cash provided by (used in) financing activities     220,270      (50,857)
                                                                   ---------    ---------

NET DECREASE IN CASH AND EQUIVALENTS                                 (17,890)     (11,219)

CASH AND EQUIVALENTS, beginning of year                               35,516       46,735
                                                                   ---------    ---------

CASH AND EQUIVALENTS, end of year                                  $  17,626    $  35,516
                                                                   =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                        $  20,337    $  14,766
                                                                   =========    =========

     Cash received (paid) for income taxes                         $  20,000    $ (25,000)
                                                                   =========    =========



           See accompanying notes to these consolidated financial statements.

                                         F6

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

     Change in Capital Structure and Spinoff - Since inception of the Company, there have been 4,500,000 shares of common stock outstanding. In November 1996, the Board of Directors of AROC (the Company's sole stockholder) agreed to make a pro rata distribution of 885,481 shares of the Company's common stock to AROC's common stockholders (excluding holders of Class B common stock) of record on November 18, 1996. The pro rata distribution of shares occurred on June 20, 1997, and the remaining 3,614,519 shares of the Company's common stock owned by AROC were canceled. Accordingly, all share and per share amounts in the accompanying financial statements have been retroactively restated to give effect to the change in capital structure.


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

     Property and Equipment - Property and equipment is stated at cost. Depreciation is provided by the straight-line method over estimated useful lives of 3 to 31 years.

                                       F7

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

     Gas Royalty Interest - The gas royalty interest is being amortized utilizing the straight-line method over an estimated life of 20 years.

     Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Marketable Securities - Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Realized gains and losses on all securities are based on average costs.

     Investments - The Company's 19% ownership interest in a limited partnership (Z-H, Limited), is stated at cost, adjusted for its share of income or losses incurred.

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


                                       F8

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     under sales contracts to provide improvements after the property is sold. Under the percentage-of-completion method, the gain on sale is recognized as the related obligations are fulfilled.

     Stock-Based Compensation - The Company accounts for stock-based compensation issued to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has never issued any stock options, warrants or similar instruments. Compensation cost for stock options granted to employees will be measured as the excess, if any, of the quoted market price of the Company's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

     Stock-based compensation issued to non-employees will be accounted for by the fair value method as prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for by the fair value method. The Company has elected not to adopt the fair value accounting prescribed by SFAS No. 123 for employees, and will be subject only to the disclosure requirements prescribed by SFAS No. 123.

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

     Earnings Per Share - Earnings per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share, which requires disclosure of basic earnings per share (EPS) and diluted EPS. Basic EPS is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. Basic and diluted EPS are the same for all periods presented since no potential common shares are outstanding.


                                       F9

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.   MARKETABLE SECURITIES:

     The cost and estimated fair market value of trading securities at March 31, 1999, are as follows:


                                                       Fair       Net
                                                      Market   Unrealized
                                            Cost      Value       Gains
                                            ----      -----       -----

        U.S. Treasury securities          $172,758   $173,678   $    920
        Redeemable preferred securities     89,500    104,500     15,000
        Equity securities                  249,441    574,494    325,053
                                          --------   --------   --------

                                          $511,699   $852,672   $340,973
                                          ========   ========   ========


     At March 31, 1999, the Company had an investment in the equity securities of a single company with a fair value of $284,000. The Company also had an investment in redeemable preferred securities of a single issuer with an estimated fair value of $104,500.


4.   GAS ROYALTY INTEREST:

     In December 1990, the Company purchased a royalty interest in certain gas properties located in Wyoming for approximately $1,067,000. At March 31, 1999, the net carrying value of this interest amounts to $236,748. Revenues related to this royalty interest are affected by local gas transportation, processing, and marketing arrangements. Reserve disclosures related to the gas royalty interest are not presented because the information is unavailable from the operator of the properties.

     In connection with the purchase, the Company formed a tax partnership (Bridger Creek Partnership), which allocates to the Company the first $40,000 of annual cash flow from the partnership and 80% of annual cash flow in excess of $40,000. After the Company receives cumulative cash flow of $1,050,000 plus interest at prime adjusted semi-annually, the Company will be entitled to 60% of the annual cash flow of the partnership. Through March 31, 1999, the minority interest's share of the partnership's profits and cash flows has not been material.


5.   LAND DEVELOPMENT PARTNERSHIPS:

     General Partnership Interest - In October 1993, the Company became the general partner of a limited partnership to develop or sell 55 acres of undeveloped real estate. The Company contributed $250,000 cash for its 81% general partnership interest. The remaining 19% interest is held by the limited partner who is the general partner in the partnership described below. The Company will be allocated 100% of the income and losses until it has been paid $700,000, after which the allocation will be apportioned according to ownership interests. Through March 31, 1999, the Partnership's


                                       F10

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     activities have been focused on the development of nine commercial pad sites on approximately 11 acres of a 20-acre parcel. Two of the pad sites were sold during the year ended March 31, 1999 and three pad sites were sold during the year ended March 31, 1998.

     In  connection   with  the  real  estate   sales,   the  Company  used  the
     percentage-of-completion method to determine the amount of gross profit to be recognized for the years ended March 31, 1999 and 1998, as follows:


                                                     1999         1998
                                                  ----------   ----------

       Sales of real estate                       $  594,026   $1,103,553
       Less cost of real estate sold                 382,820      578,931
                                                  ----------   ----------

           Gross profit on sales of real estate   $  211,206   $  524,622
                                                  ==========   ==========


     At March 31, 1999, all required development work related to fiscal 1999 and 1998 sales had been completed and, accordingly, no profit was required to be deferred.

     Limited Partnership Interest - The Company also became a limited partner in a limited partnership, which purchased approximately 35 acres of undeveloped land adjacent to the land mentioned above. The partnership constructed a golf driving range, miniature golf, and batting facility which was completed in July 1994. The Company contributed $350,000 cash for its 19% partnership interest, which is reported under the equity method of accounting. In July 1997, the general partner (Seller) entered into an Agreement of Purchase and Sale of Leasehold with an unrelated third party (Purchaser) for the sale of all improvements, buildings, and fixtures for $71,500 cash, $100,000 of Purchaser's restricted common stock and assumption by Purchaser of approximately $887,000 of debt. The closing of the transaction occurred in October 1997. In connection with the real property, the parties entered into a 25-year Ground Lease (the "Lease") whereby the Purchaser will pay annual rents aggregating $3,909,000 over the Lease term. The Lease provides for a termination fee payable to the Purchaser if the Lease is canceled by the Seller after the expiration of the second lease year of $1,000,000 in lease years 3 through 5 and declining thereafter to $-0- in lease year 21. The Company's share of the gain from the sale of the improvements is approximately $50,000 of which approximately $1,000 and $4,000 was recognized using the installment method of accounting during the years ended March 31, 1999 and 1998, respectively.

     Following is a summary of condensed financial information pertaining to this limited partnership:


          Balance sheet data at March 31, 1999:
              Current assets                                   $195,000
              Noncurrent assets                                 114,000
              Current liabilities                                (5,000)
              Deferred profit                                  (236,000)
              Notes payable - general partners                 (318,000)


                                       F11

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                    Years Ended March 31,
                                                   ----------------------
                                                      1999         1998
                                                      ----         ----
     Operations data:
         Revenue                                   $  98,000    $ 100,000
         Costs and expenses                          (54,000)    (121,000)
                                                   ---------    ---------

         Net income (loss)                         $  44,000    $ (21,000)
                                                   =========    =========

         Company's equity in limited partnership
              income (loss)                        $   6,394    $  (3,975)
                                                   =========    =========



     The land owned by the partnerships discussed above is located in Colorado Springs, Colorado and, accordingly, the value of these properties is directly affected by local economic and operating conditions. At March 31, 1999, there is a difference of approximately $265,000 between the carrying value of the Company's investment and its 19% interest in the net assets and liabilities of the limited partnership. This difference is primarily attributable to the value of the lease and the residual value of the land.


6.   LONG-TERM DEBT:

     In December 1998, the Company obtained a $250,000 line-of-credit which is collateralized by the Company's building. Principal and interest (at 8.25% per annum) payments are due monthly and the line-of-credit matures in December 2003.

     The following is a schedule of future principal payments as of March 31, 1999:


               Year Ending March 31,
               ---------------------

                      2000                           $ 11,315
                      2001                             12,285
                      2002                             13,338
                      2003                             14,481
                      2004                            169,676
                                                     --------

                                                     $221,095
                                                     ========




                                       F12

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.   INCOME TAXES:

     Income tax expense differs from the amounts computed using the statutory rate of 34% as follows:


                                                      Years Ended March 31,
                                                     ----------------------
                                                        1999        1998
                                                        ----        ----
    Computed tax benefit (expense) at the expected
       statutory rate                                $  20,000    $ (92,000)
    State income taxes, net of Federal benefit           1,000       (4,000)
    Non-deductible expenses                             (1,000)      (1,000)
    Change in valuation allowance                       92,000      (11,000)
    Surtax exemption                                   (12,000)       8,000
                                                     ---------    ---------

        Income tax benefit (expense)                 $ 100,000    $(100,000)
                                                     =========    =========


     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of March 31, 1999, are presented below:


         Deferred tax assets:
             Gas royalty interest                           $ 253,000
             Allowance for uncollectible notes receivable      16,000
             Property and equipment                             4,000
             Net operating loss carryforwards                 111,000
             Investment in limited partnership                 15,000
                                                            ---------
                    Total deferred tax assets                 399,000
             Less valuation allowance                        (265,000)
                                                            ---------
                    Net deferred tax asset                    134,000
                                                            ---------

         Deferred tax liabilities:
             Net unrealized gain on marketable securities    (122,000)
             Land under development                            (9,000)
             Other                                             (3,000)
                                                            ---------
                    Total deferred tax liabilities           (134,000)
                                                            ---------

                    Net deferred tax liabilities            $    --
                                                            =========

     The above balances are classified in the accompanying consolidated balance sheet as follows:


                Net deferred tax asset, long-term      $ 69,000
                Net deferred tax  liability, current    (69,000)
                                                       --------

                                                       $   --
                                                       ========


                                       F13

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     As of March 31, 1999, Bishop has a net operating loss carryforward for Federal income tax purposes of approximately $250,000, net of $534,000 which will not be available to the Company due to limitations under IRS
     Section 382 as a result of the spin-off discussed in Note 1. In addition, utilization of $100,000 of the loss carryforward is subject to limitations under IRS Section 382. If not previously utilized, these carryforwards will expire by 2019.


8.   COMMITMENTS:

     In October 1998, the Company entered into a limited partnership agreement with an unrelated third party to develop and construct a 350 unit apartment complex (the "Project"). The Company contributed $4,000 towards the project during the year ended March 31, 1999. The Project is subject to the successful rezoning of approximately 18 acres of undeveloped real property owned by the Company in Colorado Springs, Colorado and favorable Project financing. The rezoning process is expected to be completed by September 1999. The estimated cost for the Project is $20,000,000 of which $18,000,000 is anticipated to be financed by a non-recourse loan from the U.S. Department of Housing and Urban Development or any other third party lender. The Company, upon successful rezoning, will be required to contribute the land valued at $1,600,000 (costing approximately $38,000) for an 80% limited partner interest. The unrelated third party will be required to contribute $400,000 of services for the remaining 20% limited partner interest and will also be the general partner. In addition, the limited partners may be required to loan the partnership up to $100,000 each. In January 1999, the Company and the other limited partner each loaned $15,000 to the partnership for costs associated with the rezoning process.

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


                                       F14

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.   FINANCIAL INSTRUMENTS:

     SFAS No. 107 requires the Company to disclose the fair value of certain financial instruments in its financial statements. Accordingly, at March 31, 1999, management's best estimate is that the carrying amount of cash and equivalents, notes and other receivables, accounts payable, accrued expenses, and payable to broker, approximates fair value due to the short maturity of these instruments.


10.  RELATED PARTY TRANSACTIONS:

     During the year ended March 31, 1998, an officer traded a plot of land valued at $15,000 plus a $20,000 deposit made in 1996 for a different plot of land. This plot of land was sold for $16,000 to an unrelated party during the year ended March 31, 1999.

     The Company had notes receivable for a total of $25,000 from two officers of the Company at March 31, 1998. These notes provided for interest at 6.25% and were due in April 1999. The officers pledged 25,000 shares of AROC common stock as collateral for the notes. The full balance of the notes was charged to operations during the year ended March 31, 1999.


11.  STOCK-BASED COMPENSATION:

     During the year ended March 31, 1999, the Company issued 40,000 shares of its common stock to employees of the Company for services performed on behalf of the Company. The Company recognized a charge to operations for the fair value of these shares of $22,400 for the year ended March 31, 1999. Of these shares, 37,500 were issued to three officers of the Company.

12.  SUBSEQUENT EVENT:

     On June 15, 1999, the general partner of Z-H, Ltd. (Seller) entered into an Agreement for Sale and Purchase (the "Agreement") with an unrelated third party (Purchaser) for the sale of the real property, currently subject to the Ground Lease (the "Lease") discussed in Note 5 for $4,400,000 cash. Under terms of the Agreement, the Purchaser has a 270-day investigative period to perform due diligence and arrange financing. If the Purchaser elects to proceed with the acquisition of the property, additional earnest money deposits will be made in accordance with the terms of the Agreement. The transaction is scheduled for closing by November 1, 2000.

     At March 31, 1999, the net carrying value of the Company's 19% interest in Z-H, Ltd. is $217,008. Assuming that this transaction is completed, management believes the fair value of its investment in Z-H, Ltd. is approximately $500,000 as of March 31, 1999.



                                       F15