Form 10QSB
period 1999-06-30
BISHOP CAPITAL CORP
filed 1999-08-11
CIK 1028426

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

     For the Quarterly Period Ended                  Commission File Number
               June 30, 1999                                  0-21867


                           BISHOP CAPITAL CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Wyoming                                            84-0901126
            -------                                            ----------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

                 716 College View Drive, Riverton, Wyoming 82501
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

The number of shares outstanding of the issuer's $.01 par value Common Stock as of August 10, 1999 was 877,355.

                 Transitional Small Business Disclosure Format
                         (Check one): Yes      No   X
                                         -----    -----

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (Unaudited)

                                     ASSETS

Current Assets:
     Cash and equivalents                                           $    13,814
     Marketable securities                                            1,062,910
     Receivables:
       Gas  royalties                                                    16,157
       Interest and  other                                                7,553
     Prepaid expenses and other                                           5,005
                                                                    -----------
         Total current assets                                         1,105,439

Property and Equipment:
     Building                                                           224,644
     Furniture                                                           66,887
     Vehicles and equipment                                              91,380
                                                                    -----------

                                                                        382,911
     Less accumulated depreciation                                     (177,070)
                                                                    -----------
         Net property and equipment                                     205,841
                                                                    -----------

Other Assets:
     Land under development                                             765,345
     Investment in limited partnership                                  219,668
     Gas royalty interest, net of accumulated
        amortization of $833,639                                        233,412
     Deferred income taxes                                               69,000
     Notes receivable                                                    40,964
     Other assets, net                                                    4,039
                                                                    -----------
         Total other assets                                           1,332,428
                                                                    -----------

Total Assets                                                        $ 2,643,708
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                          $   107,032
     Current maturities of long-term debt                                10,511
     Deferred income taxes                                               72,300
     Payable to broker                                                  354,796
                                                                    -----------
         Total current liabilities                                      544,639

Long-term debt, less current maturities                                 219,970

Stockholders' Equity:
     Preferred stock, no par value; 5,000,000
       shares authorized, no shares issued                                 --
     Common stock, $.01 par value; 15,000,000
       shares authorized; 878,355 shares issued                           8,784
     Treasury stock, 1,000 shares                                          (815)
     Capital in excess of par value                                   2,217,599
     Accumulated deficit                                               (346,469)
                                                                    -----------
         Total stockholders' equity                                   1,879,099
                                                                    -----------

 Total Liabilities and Stockholders' Equity                         $ 2,643,708
                                                                    ===========



       See accompanying notes to these consolidated financial statements.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         For the Three Months
                                                            Ended June 30
                                                           1999          1998
                                                        ---------     ---------
REVENUES
    Sales of real estate                                $  21,244     $ 274,026

COSTS AND EXPENSES:
    Cost of real estate sold                               18,270       167,883
    General and administrative                            110,785       115,683
    Depreciation and amortization                           6,545         6,488
                                                        ---------     ---------
                                                          135,600       290,054

LOSS FROM OPERATIONS                                     (114,356)      (16,028)

OTHER INCOME (EXPENSE):
    Gas royalties, net of amortization of $3,336
          and $3,336, respectively                         12,662        23,338
    Interest income                                         4,241         4,925
    Dividend income                                         5,010         2,710
    Rental income                                           5,760         2,610
    Net gain on sale of marketable securities              16,649          --
    Net unrealized gain on marketable securities           86,355        29,725
    Equity in limited partnership income                    2,660         2,590
    Interest expense                                       (9,716)       (4,653)
                                                        ---------     ---------

INCOME  BEFORE INCOME TAXES                                 9,265        45,217

PROVISION FOR INCOME TAXES                                 (3,300)      (15,000)
                                                        ---------     ---------

NET INCOME                                              $   5,965     $  30,217
                                                        =========     =========

EARNINGS PER SHARE                                      $     .01     $     .04
                                                        =========     =========

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                                    877,355       838,365
                                                        =========     =========





       See accompanying notes to these consolidated financial statements.



                               BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                Three Months Ended
                                                                                     June 30,
                                                                        --------------------------------
                                                                           1999                   1998
                                                                           ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $   5,965              $  30,217
     Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
                Depreciation and amortization                               9,881                  9,824
                Deferred income taxes                                       3,300                 10,000
                Equity in limited partnership income                       (2,660)                (2,590)
                Net gain on sale of marketable securities                 (16,649)                  --
                Net unrealized gain on marketable securities              (86,355)               (29,725)
                Changes in operating assets and liabilities:
                   (Increase) decrease in:
                      Restricted cash                                        --                 (145,690)
                      Marketable securities                              (107,235)               (37,630)
                      Gas royalties receivable                             16,986                 (3,973)
                      Interest and other receivables                          657                 42,527
                      Prepaid expenses and other                            2,503                  1,805
                      Land under development                               33,178                 70,591
                      Notes receivable                                       --                  (15,000)
                   Increase (decrease) in:
                      Accounts payable and accrued expenses                 1,743               (120,764)
                      Income taxes payable                                   --                    5,000
                      Payable to broker                                   124,231                  1,632
                      Deferred revenue                                       --                  300,000
                                                                        ---------              ---------
          Net cash provided by (used in) operating activities             (14,455)               116,224

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from collection of notes receivable                          1,257                    783
      Purchase of property and equipment                                     --                   (3,725)
                                                                        ---------              ---------
         Net cash provided by (used in) investing activities                1,257                 (2,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                                             12,000                 62,000
      Principal payments on borrowings                                     (2,614)               (62,000)
                                                                        ---------              ---------
         Net cash provided by financing activities                          9,386                   --
                                                                        ---------              ---------

Net increase (decrease) in cash and equivalents                            (3,812)               113,282

Cash and equivalents, beginning of period                                  17,626                 35,516
                                                                        ---------              ---------

Cash and equivalents, end of period                                     $  13,814              $ 148,798
                                                                        =========              =========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                            $   9,716              $   4,653
                                                                        =========              =========



                                  See accompanying  notes to these  consolidated financial statements.


                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.    Basis of Presentation

     The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 1999 and results of operations for the interim periods ended June 30, 1999 and 1998. Such adjustments are of a normal and recurring nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-KSB for the year ended March 31, 1999.

2.    Revenue Recognition

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

     In connection with the real estate sales, the Company used the percentage-of- completion method to determine the amount of gross profit to be recognized for the three months ended June 30, 1999 and 1998 as follows:

                                                            Three Months Ended
                                                                 June 30,
                                                         ----------------------
                                                            1999         1998
                                                            ----         ----
                  Sales of real estate                   $  21,244   $  574,026
                  Deferred revenue                            --       (300,000)
                                                         ---------   ----------
                                                            21,244      274,026
                  Cost of real estate sold                  18,270      167,883
                                                         ---------   ----------
                  Gross profit on sale of real estate    $   2,974   $  106,143
                                                         ==========  ==========

      At June 30, 1999, all required development work had been completed and, accordingly, no profit was required to be deferred.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto.

Forward-Looking Statements

The following discussion of this report may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements within this report are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes included elsewhere herein.

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

The Company's net income for the three months ended June 30, 1999 was $6,000 compared to $30,200 for the comparable period in 1998. The decrease in the current quarter is primarily attributable to a decrease in real estate sales. The Company, in the current quarter, sold one lot in its Wyoming residential subdivision.

General and administrative expenses decreased $4,900 or 4% for the three months ended June 30, 1999 compared to the same period in 1998. The decrease is due to a general reduction in overhead expenses.

Net gas royalty income decreased $10,700 or 45% for the three months ended June 30, 1999 compared to the same period in 1998. Natural gas production for the three months ended June 30, 1999 was 12,378 mcf compared to 15,281 mcf for the comparable period in 1998. The 19% decrease in production is primarily due to operational problems in the gas processing plant. The average sales price of natural gas decreased 14% ($1.69 per mcf compared to $1.96 mcf) for the three months ended June 30, 1999 compared to the same period in 1998. Gas processing costs and production taxes increased 42% ($5,100 for the current quarter compared to $3,600 in the comparable 1998 quarter).

Interest and dividend income increased $1,600 or 21% for the three months ended June 30, 1999 compared to the same period in 1998 due to additional investments in redeemable preferred securities.

Rental income increased $3,100 in the current quarter compared to the same period in 1998 due to a new tenant leasing available space in the Company's office building.

The net unrealized gain on marketable securities of $86,400 for the three months ended June 30, 1999 represents the net change in the market value of the trading securities portfolio from March 31, 1999.

Equity in limited partnership income of $2,700 and $2,600 for the three months ended June 30, 1999 and 1998, respectively, primarily represents the Company's share of the net rental income from a ground lease.

Interest expense increased $5,100 for the three months ended June 30, 1999 compared to the same period in 1998 due to additional borrowings under the bank line of credit and an increase in the margin balance payable to a broker.

Financial Condition

At June 30, 1999, the Company had working capital of $560,800.

The following summary table reflects comparative quarterly cash flows for the Company as follows:

                                                       Three Months Ended
                                                            June 30,
                                                  -------------------------
                                                      1999           1998
                                                      ----           ----
      Net cash provided by (used in):
           Operating activities                   $  (14,500)     $ 116,200
           Investing activities                        1,300         (2,900)
           Financing activities                        9,400            --

The Company had negative cash flows from operating activities of $14,500 for the three months ended June 30, 1999 compared to net cash provided by operating activities of $116,200 for the comparable period in 1998. The decrease in operating cash flows was due primarily to a lower sales volume of improved real estate in the current period.

Net cash provided from investing activities of $1,300 for the three months ended June 30, 1999 resulted from proceeds from collection of notes receivable. For the three months ended June 30, 1998, net cash used in investing activities of $2,900 resulted primarily from the purchase of equipment.

The Company had bank borrowings of $12,000 and repayment of bank borrowings of $2,600 from financing activities for the three months ended June 30, 1999. For the three months ended June 30, 1998, the Company had bank borrowings of $62,000 and repayment of bank borrowings of $62,000.

The Company's material commitments for capital expenditures in the next twelve months may be in conjunction with undeveloped land in Colorado Springs, Colorado related to (1) the Phase III development of approximately 9 acres in The Crossings at Palmer Park Center, (2) a proposed 350 unit apartment complex on 18 acres and (3) the initial development of several retail pad sites on approximately 5 acres of a 17 acre parcel.

When the Company develops Phase III in The Crossing at Palmer Park Center, it will incur development costs for utilities, storm sewer, paving and additional drainage channel improvements. The Company will not commence this development until it has closed on a Phase III lot sale to fund the estimated on-site and off-site development costs of approximately $250,000.

In connection with the proposed apartment complex, the Company may have to loan Creekside Apartments, LLLP, under terms of the partnership agreement, up to $85,000 for costs associated with the rezoning process and other partnership matters. The Company anticipates that the loan advances, if any, will be funded from either working capital or cash proceeds that may be available from lot sales.

The Company is negotiating with two prospective retail pad site purchasers on the undeveloped 17 acre parcel. The Company will not commence any site development of approximately 5 acres until it has closed on at least one lot sale to fund the off-site and on-site improvements (grading, utilities, storm sewer and paving) of approximately $250,000.

The Company believes that existing working capital will be sufficient to fund the Company's operations, exclusive of real estate development expenditures, during the next twelve months. Real estate development expenditures will be funded by proceeds from retail lot sales.

Year 2000 Issue

In general, the Year 2000 issue relates to computers and other systems being unable to distinguish between the years 1900 and 2000 because they use two digits, rather than four, to define the applicable year. This may result in system failures or miscalculations leading to disruptions in a company's operations.

The Company is continuing the review of its computer system to assess the potential costs and scope of the Year 2000 issue. The Company utilizes a minimal number of computer software programs (primarily accounts payable, general ledger and payroll) in its operations. The Company is utilizing both internal and external resources to replace its current software for Year 2000 compliant software. The Company's goal is to complete all relevant internal software remediation and testing by October 1999. The total cost to the Company of these Year 2000 issue activities has not been and is not anticipated to be material to its financial position or results of operations. Any hardware and/or software purchased will be capitalized and depreciated in accordance with normal Company policy. Personnel and all other costs related to the project are being expensed as incurred.

In addition to the Year 2000 compliance issues we face with respect to our own system, we face risks that our vendors' and customers' systems, which are not directly under our control, may not become compliant prior to January 1, 2000. In addition, if certain public infrastructure interruptions in areas such as utilities (electricity, water or telephone), banking or government, result in disruption of our service, our operations could be impacted for the duration of the disruption. No assurance can be given that the Company will not be materially adversely affected by the failure of third parties to timely address their Year 2000 issues.

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

The foregoing discussion of the Company's Year 2000 issues is based upon management's best estimates, which were derived utilizing various assumptions of future events, including, but not limited to, the ability of the Company to identify and correct all relevant computer code and the success of third parties with whom the Company does business in addressing their Year 2000 issues.

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

                                         BISHOP CAPITAL CORPORATION
                                        (Registrant)


Date:   August 10, 1999                  By:  /s/ Robert E. Thrailkill
                                              -------------------------------
                                                 Robert E. Thrailkill
                                                 President
                                                 (Principal Executive Officer)


Date:   August 10, 1999                  By:  /s/ John A. Alsko
                                              ----------------------------
                                                  John A. Alsko
                                                  Treasurer and Chief Financial
                                                  Officer
                                                  (Principal Financial Officer)