Form 10QSB
period 1999-09-30
BISHOP CAPITAL CORP
filed 1999-11-12
CIK 1028426

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For the Quarterly Period Ended                            Commission File Number
      September 30, 1999                                          0-21867


                           BISHOP CAPITAL CORPORATION
        (Exact name of small business issuer as specified in its charter)


            Wyoming                                              84-0901126
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

716 College View Drive, Riverton, Wyoming                           82501
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

The number of shares outstanding of the issuer's $.01 par value Common Stock as of November 10, 1999 was 874,794.

Transitional Small Business Disclosure Format
(Check one):    Yes ----     No --X--



                           BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                                       SEPTEMBER 30, 1999
                                           (Unaudited)

                                             ASSETS

Current Assets:
    Cash and equivalents                                                           $    13,068
    Marketable securities                                                              862,338
    Receivables:
         Gas royalties                                                                  37,179
         Interest and other                                                              1,715
    Prepaid expenses and other                                                          41,291
                                                                                   -----------
                 Total current assets                                                  955,591

Property and Equipment:
    Building                                                                           224,644
    Furniture and fixtures                                                              65,731
                                                                                   -----------
                                                                                       290,375
    Less accumulated depreciation                                                     (130,882)
                                                                                   -----------
                 Net property and equipment                                            159,493
                                                                                   -----------

Other Assets:
    Land under development                                                             780,370
    Investment in limited partnership                                                  222,708
    Gas royalty interest, net of accumulated amortization of $836,975                  230,076
    Deferred income taxes                                                              124,700
    Notes receivable                                                                    39,581
    Other assets                                                                         4,514
                                                                                   -----------
                Total other assets                                                   1,401,949
                                                                                   -----------

Total Assets                                                                       $ 2,517,033
                                                                                   ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                                          $   116,251
    Current maturities of long-term debt                                                10,511
    Deferred income taxes                                                               69,000
    Payable to broker                                                                  319,645
                                                                                   -----------
               Total current liabilities                                               515,407

Long-term debt, less current maturities                                                229,357

Stockholders' Equity:
    Preferred stock, no par value; 5,000,000 shares authorized, no shares issued          --
    Common stock, $.01 par value; 15,000,000 shares authorized;
               878,355 shares issued                                                     8,784
    Treasury stock, 1,000 shares                                                          (815)
    Capital in excess of par value                                                   2,217,599
    Accumulated deficit                                                               (453,299)
                                                                                   -----------
              Total stockholders' equity                                             1,772,269
                                                                                   -----------

Total Liabilities and Stockholders' Equity                                         $ 2,517,033
                                                                                   ===========


               See accompanying notes to these consolidated financial statements.

                                               2


                                BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)



                                                           For the Three Months       For the Six Months
                                                            Ended September 30,       Ended September 30,
                                                          ----------------------    ----------------------
                                                             1999         1998         1999         1998
                                                          ---------    ---------    ---------    ---------
REVENUES -
    Sales of real estate                                  $    --      $ 225,540    $  21,244    $ 499,566

COSTS AND EXPENSES:
    Cost of real estate sold                                   --        118,370       18,270      286,253
    General and administration                              112,704      103,750      223,489      218,104
    Depreciation and amortization                             4,808        6,269       11,353       12,757
                                                          ---------    ---------    ---------    ---------
                                                            117,512      228,389      253,112      517,114
                                                          ---------    ---------    ---------    ---------

LOSS FROM OPERATIONS                                       (117,512)      (2,849)    (231,868)     (17,548)

OTHER INCOME (EXPENSE):
    Net gas royalties                                        63,172       17,972       75,834       41,310
    Interest income                                           2,956        4,483        7,197        9,408
    Dividend income                                           4,375        2,773        9,385        5,483
    Rental income                                             6,460        2,610       12,220        5,220
    Net gain (loss) on sale of marketable securities        (31,752)       7,784      (15,103)       7,784
    Net unrealized gain (loss) on marketable securities     (76,139)     (38,744)      10,216       (9,019)
    Net gain on sale of equipment                             3,852         --          3,852         --
    Equity in limited partnership income                      3,040        2,055        5,700        4,645
    Minority interest in earnings of consolidated
         subsidiary                                         (12,826)      (4,259)     (12,826)      (5,588)
    Interest expense                                        (11,456)      (3,062)     (21,172)      (7,715)
                                                          ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES                          (165,830)     (11,237)    (156,565)      33,980

INCOME TAX BENEFIT (EXPENSE)                                 59,000        4,000       55,700      (11,000)
                                                          ---------    ---------    ---------    ---------

NET INCOME (LOSS)                                         $(106,830)   $  (7,237)   $(100,865)   $  22,980
                                                          =========    =========    =========    =========

EARNINGS (LOSS) PER  SHARE                                $    (.12)   $    (.01)   $    (.12)   $     .03
                                                          =========    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                                      877,355      838,202      877,355      838,283
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

                                                    3

                           BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                              Six Months Ended
                                                                                September 30,
                                                                           ----------------------
                                                                              1999         1998
                                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $(100,865)   $  22,980
     Adjustments to reconcile net income to net cash
           used in operating activities:
                Depreciation and amortization                                 18,025       19,429
                Equity in limited partnership income                          (5,700)      (4,645)
                Net (gain) loss on sale of marketable securities              15,103       (7,784)
                Net unrealized (gain) loss on marketable securities          (10,216)       9,019
                Net gain on sale of equipment                                 (3,852)        --
                Minority interest in earnings of consolidated subsidiary      12,826        5,588
                Deferred income taxes                                        (55,700)      (3,000)
                 Changes in operating assets and liabilities:
                   (Increase) decrease in:
                      Restricted cash                                           --        (88,688)
                      Marketable securities                                  (14,554)     (23,467)
                      Gas royalties receivable                                (4,035)      (1,960)
                      Interest and other receivables                           6,495       42,712
                      Prepaid expenses and other                               4,217        3,609
                      Land under development                                  18,153      (48,033)
                   Increase (decrease) in:
                      Accounts payable and accrued expenses                   (1,864)     (68,501)
                      Income taxes payable                                      --         14,000
                      Payable to broker                                       89,080       (2,248)
                      Deferred revenue                                          --         74,460
                                                                           ---------    ---------
          Net cash used in operating activities                              (32,887)     (56,529)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Funds advanced under notes receivable                                     --        (15,000)
      Proceeds from collection of notes receivable                             2,640        1,957
      Proceeds from sale of equipment                                          6,916         --
      Purchase of property and equipment                                        --        (10,015)
                                                                           ---------    ---------
         Net cash provided by (used in) investing activities                   9,556      (23,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                                                24,000       90,000
      Principal payments on borrowings                                        (5,227)        --
      Treasury stock acquired                                                   --           (815)
                                                                           ---------    ---------
         Net cash provided by financing activities                            18,773       89,185
                                                                           ---------    ---------
Net increase (decrease) in cash and equivalents                               (4,558)       9,598

Cash and equivalents, beginning of period                                     17,626       35,516
                                                                           ---------    ---------

Cash and equivalents, end of period                                        $  13,068    $  45,114
                                                                           =========    =========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                               $  21,172    $   7,715
                                                                           =========    =========

      Non-cash equipment purchases                                         $  38,475    $    --
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

                                               4

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   Basis of Presentation

     The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 1999 and results of operations for the interim periods ended September 30, 1999 and 1998. Such adjustments are of a normal and recurring nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 1999.

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

     In connection with the real estate sales, the Company used the percentage-of-completion method to determine the amount of gross profit to be recognized for the three and six months ended September 30, 1999 and 1998 as follows:

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                  Three Months Ended       Six Months Ended
                                                     September 30,           September 30,
                                                 ---------------------   ---------------------
                                                    1999        1998        1999        1998
                                                 ---------   ---------   ---------   ---------
        Sales of real estate                     $    --     $    --     $  21,244   $ 574,026
        Revenue previously deferred                   --       225,540        --          --
        Deferred revenue                              --          --          --       (74,460)
                                                 ---------   ---------   ---------   ---------
                                                      --       225,540      21,244     499,566
        Cost of real estate sold                      --       118,370      18,270     286,253
                                                 ---------   ---------   ---------   ---------
        Gross profit on sale of real estate      $    --     $ 107,170   $   2,974   $ 213,313
                                                 =========   =========   =========   =========


     At September 30, 1999, all required development work for real estate sale contracts closed had been completed and, accordingly, no profit was required to be deferred.

3.   Gas Royalty Income

     Gas royalty income is net of amortization of $3,336 for the three months ended September 30, 1999 and 1998 and $6,672 for the six months ended September 30, 1999 and 1998.

4.   Income Taxes

     The provision for income taxes is based on management's estimate of the effective tax rate expected to be applicable for the fiscal year, net of the utilization of the net operating loss carryforward which is subject to limitations under IRS Section 382. The tax rate may be revised at the end of each successive interim period during the fiscal year to reflect management's current estimate of the annual effective tax rate.

5.   Subsequent Events

     In October 1999, the Company entered into a sales agreement with an unrelated third party to sell a retail pad site (.81 acre) in the Creekside Center at Galley in Colorado Springs, Colorado for $367,220.

     In October 1999, the Company repurchased 2,561 shares of its common stock for $2,005.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



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

                 Three Months Ended September 30, 1999 and 1998

The Company incurred a net loss of $106,800 for the three months ended September 30, 1999 compared to a net loss of $7,200 for the comparable period in 1998. The Company, in the current quarter, did not have any closings of real estate sale contracts.

General and administrative expenses increased $9,000 or 9% for the three months ended September 30, 1999 compared to the same period in 1998 and is attributable to general increases in overhead costs and expenses.

Net gas royalty income increased $45,200 in the current quarter compared to the corresponding quarter in 1998. (Approximately $24,000 of the increase is attributable to production sales prior to July 1999. The unit operator experienced computer system problems and was unable to make royalty payments on a timely basis. The Company had accrued estimates of gas royalty income based on prior months' actual income.) Natural gas production for the three months ended September 30, 1999 was 35,500 mcf (14,847 mcf is attributable to production prior to July 1999) compared to 15,265 mcf for the comparable period in 1998. The average sales price of natural gas increased 20% ($1.91 per mcf compared to $1.59 per mcf) and gas processing costs were comparable for the three months ended September 30, 1999 compared to the same period in 1998.

Interest and dividend income were comparable for the three months ended September 30, 1999 compared to the same period in 1998.

Rental income increased $3,800 for the three months ended September 30, 1999 compared to the same period in 1998 due to the leasing of office space to a new lessee.

The net unrealized loss on marketable securities of $76,100 for the three months ended September 30, 1999 represents the net change from June 30, 1999 in the market value of the trading securities portfolio.

Equity in limited partnership income of $3,000 for the three months ended September 30, 1999 represents the Company's share of the net rental income from a ground lease.

Minority interest in earnings of consolidated subsidiary of $12,800 for the three months ended September 30, 1999 represents the limited partner's share of the net income in Bridger Creek Partnership.

Interest expense increased $8,400 for the three months ended September 30, 1999 compared to the same period in 1998 primarily due to additional borrowings under the bank line of credit.

                  Six Months Ended September 30, 1999 and 1998

The Company's net loss for the six months ended September 30, 1999 was $100,900 compared to net income of $23,000 for the comparable period in 1998. During the current period, the Company closed on one lot sale in its Wyoming residential subdivision.

General and administrative expenses increased $5,400 or 3% for the six months ended September 30, 1999 compared to the same period in 1998 and is attributable to general increases in overhead costs and expenses.

Net gas royalties increased $34,500 in the current six months compared to the corresponding six months in 1998. (Approximately $12,000 of the increase is attributable to production sales prior to April 1999. The unit operator experienced computer system problems and was unable to make royalty payments on a timely basis. The Company accrued estimates of gas royalty income based on prior months' actual income.) Natural gas production for the six months ended September 30, 1999 was 47,878 mcf (8,096 mcf is attributable to production prior to April 1999) compared to 30,546 mcf for the comparable period in 1998. The average sales price of natural gas increased 5% ($1.86 per mcf compared to $1.78 per mcf) and gas processing costs increased $1,500 or 21% for the six months ended September 30, 1999 compared to the same period in 1998.

Interest and dividend income increased $1,700 or 11% for the six months ended September 30, 1999 compared to the same period in 1998 primarily due to the receipt of interest income from the unit operator relating to late gas royalty income payments.

Rental income increased $7,000 for the six months ended September 30, 1999 compared to the comparable period in 1998 due to the leasing of office space to a new lessee.

Net unrealized gain on marketable securities of $10,200 for the six months ended September 30, 1999 represents the net change from March 31, 1999 in the market value of the trading securities portfolio.

Equity in limited partnership income of $5,700 for the six months ended September 30, 1999 represents the Company's share of the net rental income from a ground lease.

Minority interest in earnings of consolidated subsidiary of $12,800 for the six months ended September 30, 1999 represents the limited partner's share of the net income in Bridger Creek Partnership.

Interest expense increased $13,500 for the six months ended September 30, 1999 compared to the same period in 1998 primarily due to additional borrowings under the bank line of credit.

Financial Condition

At September 30, 1999, the Company had working capital of $440,200.

The following summary table reflects comparative cash flows for the Company as follows:

                                                Six Months Ended
                                                  September 30,
                                              --------------------
                                                1999        1998
                                              --------    --------
            Net cash provided by (used in):
                 Operating activities         $(32,900)   $(56,500)
                 Investing activities            9,600     (23,100)
                 Financing activities           18,800      89,200

The Company had negative cash flows from operating activities of $32,900 and $56,500 for the six months ended September 30, 1999 and 1998, respectively. Net cash used in operating activities of $32,900 for the six months ended September 30, 1999 resulted from a lower volume of real estate sales compared to 1998.

Net cash provided by investing activities of $9,600 for the six months ended September 30, 1999 resulted from proceeds from collection of notes receivable and sale of equipment.

Net cash used in investing activities of $23,100 for the six months ended September 30, 1998 resulted primarily from funds advanced under notes receivable of $15,000 and purchase of property and equipment.

Net cash provided by financing activities of $18,800 for the six months ended September 30, 1999 resulted from bank borrowings of $24,000 offset by principal payments of $5,227.

Net cash provided by financing activities of $89,200 for the six months ended September 30, 1998 resulted from bank borrowings of $90,000 offset by the acquisition of 1,000 shares of treasury stock for $800.

The Company's material commitments for capital expenditures in the next twelve months will be in conjunction with undeveloped land in Colorado Springs, Colorado related to (1) the Phase III development of approximately 9 acres in The Crossings at Palmer Park Center, (2) a proposed 350 unit apartment complex on 18 acres and (3) the Phase I development ("Creekside Center at Galley") of three retail pad sites on approximately 5 acres of a 17 acre parcel.

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

In connection with the Phase I development of the Creekside Center at Galley, the Company has entered into sales agreements to sell the following retail pad sites: (i) 1.45 acre to Dillon Real Estate Co., Inc. ("Dillon") for $658,892 for a convenience store with retail gas installations; and (ii) .81 acre to JH Foods, Ltd. ("JH") for $367,220 for a fast food hamburger establishment. The closing of the sales will occur ten (10) business days following notice to the purchasers by the Company that the City of Colorado Springs ("City") has approved the Concept Plan and the Plat, provided that the Plat has been recorded by the closing date. The Company has engaged outside consultants who are presently working on the Concept Plan and Plat for submission to the appropriate governmental authorities for approval of its planned development.

In connection with the Dillon contract, which was executed on September 14, 1999, the Company has to complete and submit to the City for its approval the Concept Plan and Plat on or before 60 days after the effective date of the contract. The JH contract was executed on October 15, 1999 and requires such submission on or before 90 days after the effective date of the contract. The Company has completed and submitted to the City its Concept Plan and Plat within the designated time period of the Dillon contract.

The estimated costs for the Phase I site development work consisting of grading, utilities, storm sewer, paving and curb and gutter are approximately $300,000. Since none of the off-site and on-site development work is anticipated to be completed by the closing date for the Dillon contract, the Company and Dillon have agreed that at closing, and out of the net proceeds payable to the Company, the Company will place in escrow an amount equal to 1.2 times the amount arrived at by deducting from the estimated development costs of $300,000 the face amount of any letters of credit the Company may be required to post with the City. The Company and JH have agreed that at closing, the Company will place in escrow an amount equal to 1.2 times the amount arrived at by deducting from $300,000, (i) the face amount of any letters of credit the Company may be required to post with the City and (ii) the amount deposited into escrow under the Dillon agreement. The Company anticipates that the development work will be substantially completed not later than seven (7) months after the date of closings.

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

The Company is continuing the review of its computer system to assess the potential costs and scope of the Year 2000 issue. The Company utilizes a minimal number of computer software programs (primarily accounts payable, general ledger and payroll) in its operations. The Company is utilizing both internal and external resources to replace its current software applications for Year 2000 compliant software. Subsequent to September 30, 1999, the Company purchased Year 2000 compliant software and is currently testing the new software applications. The Company's goal is to complete all testing by November 30, 1999. The total costs to the Company of these Year 2000 issue activities has not been and is not anticipated to be material to its financial position or results of operations. Any hardware and/or software purchased will be capitalized and depreciated in accordance with normal Company policy. Personnel and all other costs related to the project are being expensed as incurred.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits

                10.14 Agreement for the Purchase and Sale of Commercial Real Estate dated September 14, 1999 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and Dillon Real Estate Co. Inc., a Kansas corporation.

                10.15 Agreement for the Purchase and Sale of Commercial Real Estate dated October 15, 1999 between Bishop Powers,
                        Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and JH Foods, Ltd., a Colorado limited partnership.

                27 Financial Data Schedule (submitted only in electronic format)

           b.  Reports on Form 8-K

               None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BISHOP CAPITAL CORPORATION
                                            (Registrant)



Date:   November 10, 1999                   By:  /s/ Robert E. Thrailkill
                                                 ------------------------
                                                 Robert E. Thrailkill
                                                 President
                                                 (Principal Executive Officer)


Date:   November 10, 1999                   By:  /s/ John A. Alsko
                                                 -----------------
                                                 John A. Alsko
                                                 Treasurer and Chief Financial
                                                    Officer
                                                 (Principal Financial Officer)