Form 10QSB
period 1999-12-31
BISHOP CAPITAL CORP
filed 2000-02-11
CIK 1028426

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For the Quarterly Period Ended                            Commission File Number
      December 31, 1999                                           0-21867


                           BISHOP CAPITAL CORPORATION
        (Exact name of small business issuer as specified in its charter)


             Wyoming                                             84-0901126
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

716 College View Drive, Riverton, Wyoming                           82501
(Address of principal executive offices)                          (Zip Code)

                                 (307) 856-3800
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes --X-- No ----

The number of shares outstanding of the issuer's $.01 par value Common Stock as of February 10, 2000 was 874,794.

Transitional Small Business Disclosure Format
(Check one):    Yes ----     No --X--

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999
                                   (Unaudited)

                                     ASSETS

Current Assets:
    Cash and equivalents                                            $    12,251
    Marketable securities                                               998,326
    Gas royalties receivable                                             43,178
    Prepaid expenses and other                                           42,766
                                                                    -----------
                 Total current assets                                 1,096,521

Property and Equipment:
    Building                                                            229,156
    Furniture and equipment                                              69,980
                                                                    -----------
                                                                        299,136
    Less accumulated depreciation                                      (133,291)
                                                                    -----------
                 Net property and equipment                             165,845
                                                                    -----------

Other Assets:
    Land under development                                              807,425
    Investment in limited partnership                                   221,208
    Gas royalty interest, net of accumulated
       amortization of $840,311                                         226,740
    Deferred income taxes                                               112,600
    Notes receivable                                                     38,265
    Other assets                                                          4,514
                                                                    -----------
                Total other assets                                    1,410,752
                                                                    -----------

Total Assets                                                        $ 2,673,118
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                           $   184,996
    Payable to broker                                                   389,461
    Deferred income taxes                                                69,000
    Current maturities of long-term debt                                  9,800
                                                                    -----------
               Total current liabilities                                653,257

Long-term debt, less current maturities                                 227,609

Stockholders' Equity:
    Preferred stock, no par value; 5,000,000 shares
       authorized, no shares issued                                        --
    Common stock, $.01 par value; 15,000,000 shares
       authorized; 878,355 shares issued                                  8,784
    Treasury stock, 3,561 shares                                         (2,820)
    Capital in excess of par value                                    2,217,599
    Accumulated deficit                                                (431,311)
                                                                    -----------
              Total stockholders' equity                              1,792,252
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $ 2,673,118
                                                                    ===========


       See accompanying notes to these consolidated financial statements.



                              BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)



                                                        For the Three Months       For the Nine Months
                                                         Ended December 31,         Ended December 31,
                                                         ------------------         ------------------
                                                         1999          1998         1999         1998
                                                         ----          ----         ----         ----

REVENUES -
    Sales of real estate                               $    --      $  36,939    $  21,244    $ 536,505

COSTS AND EXPENSES:
    Cost of real estate sold                                --         24,552       18,270      310,805
    General and administrative                           161,720      121,104      385,209      339,208
    Depreciation and amortization                          2,409        6,325       13,762       19,082
                                                       ---------    ---------    ---------    ---------
                                                         164,129      151,981      417,241      669,095
                                                       ---------    ---------    ---------    ---------

LOSS FROM OPERATIONS                                    (164,129)    (115,042)    (395,997)    (132,590)

OTHER INCOME (EXPENSE):
    Net gas royalties                                     47,947       16,158      123,781       57,468
    Interest income                                        1,243        3,686        8,440       13,094
    Dividend income                                        4,525        3,083       13,911        8,566
    Rental income                                          9,760        7,492       21,980       12,712
    Net gain (loss) on sale of marketable securities       5,307          930       (9,796)       8,714
    Net unrealized gain on marketable securities         152,940      151,027      163,156      142,008
    Net gain on sale of equipment                           --           --          3,852         --
    Equity in limited partnership income (loss)           (1,500)       1,754        4,200        6,399
    Minority interest in earnings of consolidated
         subsidiary                                       (9,955)      (3,877)     (22,781)      (9,465)
    Interest expense                                     (12,051)      (5,581)     (33,223)     (13,296)
                                                       ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES                         34,087       59,630     (122,477)      93,610

INCOME TAX BENEFIT (EXPENSE)                             (12,100)     (22,000)      43,600      (33,000)
                                                       ---------    ---------    ---------    ---------

NET INCOME (LOSS)                                      $  21,987    $  37,630    $ (78,877)   $  60,610
                                                       =========    =========    =========    =========

EARNINGS (LOSS) PER  SHARE                             $     .03    $     .04    $    (.09)   $     .07
                                                       =========    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                                   875,305      850,840      876,669      842,484
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

                                                  3

                           BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                              Nine Months Ended
                                                                                 December 31,
                                                                              -----------------
                                                                              1999         1998
                                                                              ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $ (78,877)   $  60,610
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
           Depreciation and amortization                                      23,770       29,091
           Equity in limited partnership income                               (4,200)      (6,399)
           Net (gain) loss on sale of marketable securities                    9,796       (8,714)
           Net unrealized gain on marketable securities                     (163,156)    (142,008)
           Net gain on sale of equipment                                      (3,852)        --
           Minority interest in earnings of consolidated subsidiary           22,781        9,465
           Stock bonus compensation                                             --          4,000
           Deferred income taxes                                             (43,600)      33,000
                Changes in operating assets and liabilities:
                  (Increase) decrease in:
                      Restricted cash                                           --        (34,695)
                      Marketable securities                                    7,705      (93,234)
                      Gas royalties receivable                               (10,034)      (8,307)
                      Interest and other receivables                           8,210       41,762
                      Prepaid expenses and other                               3,217        2,410
                      Land under development                                  (9,377)     (72,477)
                  Increase (decrease) in:
                      Accounts payable and accrued expenses                   56,926      (56,280)
                      Payable to broker                                      158,896       55,910
                      Deferred revenue                                          --         57,521
                                                                           ---------    ---------
          Net cash used in operating activities                              (21,795)    (128,345)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Funds advanced under notes receivable                                     --        (15,000)
      Proceeds from collection of notes receivable                             3,956        2,987
      Proceeds from sale of equipment                                          6,916         --
      Purchase of property and equipment                                      (8,761)     (16,212)
                                                                           ---------    ---------
         Net cash provided by (used in) investing activities                   2,111      (28,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                                                24,000      140,000
      Principal payments on borrowings                                        (7,686)        --
      Treasury stock acquired                                                 (2,005)        (825)
                                                                           ---------    ---------
         Net cash provided by financing activities                            14,309      139,175
                                                                           ---------    ---------
Net decrease in cash and equivalents                                          (5,375)     (17,395)

Cash and equivalents, beginning of period                                     17,626       35,516
                                                                           ---------    ---------

Cash and equivalents, end of period                                        $  12,251    $  18,121
                                                                           =========    =========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                               $  33,223    $  13,296
                                                                           =========    =========

      Non-cash equipment purchases                                         $  38,475    $    --
                                                                           =========    =========


               See accompanying notes to these consolidated financial statements.



                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   Basis of Presentation

     The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at December 31, 1999 and results of operations for the interim periods ended December 31, 1999 and 1998. Such adjustments are of a normal and recurring nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in the Company's March 31, 1999 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

     In connection with the real estate sales, the Company used the percentage-of-completion method to determine the amount of gross profit to be recognized for the three and nine months ended December 31, 1999 and 1998 as follows:

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                             Three Months Ended      Nine Months Ended
                                                December 31,            December 31,
                                              ----------------        ---------------
                                              1999        1998        1999       1998
                                              ----        ----        ----       ----
     Sales of real estate                  $    --     $  20,000   $  21,244   $ 594,026
     Revenue previously deferred                --        16,939        --          --
     Deferred revenue                           --          --          --       (57,521)
                                           ---------   ---------   ---------   ---------
                                                --        36,939      21,244     536,505
     Cost of real estate sold                   --        24,552      18,270     310,805
                                           ---------   ---------   ---------   ---------
     Gross profit on sale of real estate   $    --     $  12,387   $   2,974   $ 225,700
                                           =========   =========   =========   =========


     At December 31, 1999, all required development work for real estate sale contracts closed had been completed and, accordingly, no profit was required to be deferred.

3.   Gas Royalty Income

     Gas royalty income is net of amortization of $3,336 for the three months ended December 31, 1999 and 1998 and $10,008 for the nine months ended December 31, 1999 and 1998.

4.   Income Taxes

     The provision for income taxes is based on management's estimate of the effective tax rate expected to be applicable for the fiscal year, net of the utilization of a net operating loss carryforward which is subject to limitations under IRS Section 382. The tax rate may be revised at the end of each successive interim period during the fiscal year to reflect management's current estimate of the annual effective tax rate.

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

                  Three Months Ended December 31, 1999 and 1998

The Company's net income for the three months ended December 31, 1999 was $22,000 compared to net income of $37,600 for the comparable period in 1998. The Company, in the current quarter, did not have any closings of real estate sale contracts.

General and administrative expenses increased $40,600 or 34% for the three months ended December 31, 1999 compared to the same period in 1998 and is primarily attributable to an increase in property tax expense resulting from higher assessed valuations on the land under development in Colorado Springs, Colorado.

Net gas royalty income increased $31,800 in the current quarter compared to the corresponding quarter in 1998. (Approximately $19,600 of the increase is attributable to production sales prior to October 1999. The unit operator is experiencing computer system problems and has been unable to make royalty payments on a timely basis. As a result, the accruals for estimated gas royalty income is based on prior months' production sales proceeds received by the

Company.) Natural gas production for the three months ended December 31, 1999 was 24,300 mcf (11,600 mcf is attributable to production prior to October 1999) compared to 16,000 mcf for the comparable period in 1998. The average sales price of natural gas increased 59% ($2.37 per mcf compared to $1.49 per mcf). Severance taxes and gas processing costs increased $3,000 or 68% due to increased production.

Interest and dividend income decreased $1,000 or 15% for the three months ended December 31, 1999 compared to the same period in 1998 primarily due to a decrease in cash balances available for investment purposes.

Rental income increased $2,300 or 30% for the three months ended December 31, 1999 compared to the same period in 1998 due to the leasing of additional office space.

The net unrealized gain on marketable securities of $152,900 for the three months ended December 31, 1999 represents the net change from September 30, 1999 in the market value of the trading securities portfolio.

Equity in limited partnership loss of $1,500 for the three months ended December 31, 1999 represents the Company's share of losses in Z-H, Ltd.

Minority interest in earnings of consolidated subsidiary of $10,000 for the three months ended December 31, 1999 represents the limited partner's share of the net income in Bridger Creek Partnership.

Interest expense increased $6,500 for the three months ended December 31, 1999 compared to the comparable quarter in 1998 due to an increase in the balance payable to broker.

                  Nine Months Ended December 31, 1999 and 1998

The Company had a net loss of $78,900 for the nine months ended December 31, 1999 compared to net income of $60,600 for the comparable period in 1998. During the current period, the Company had only one lot sale closing which occurred in its Wyoming residential subdivision.

General and administrative expenses increased $46,000 or 14% for the nine months ended December 31, 1999 compared to the same period in 1998. The increase is primarily attributable to an increase in property tax expense resulting from higher assessed valuations on the land under development in Colorado Springs, Colorado.

Net gas royalties increased $66,300 in the current nine months compared to the corresponding nine months in 1998. (Approximately $12,000 of the increase is attributable to production sales prior to April 1999. The unit operator is experiencing computer system problems and has been unable to make royalty payments on a timely basis. As a result, the accruals for estimated gas royalty income is based on prior months' production sales proceeds received by the Company.) Natural gas production for the nine months ended December 31, 1999 was 72,100 mcf (8,100 mcf is attributable to production prior to April 1999) compared to 46,600 mcf for the comparable period in 1998. The average sales price of natural gas increased 21% ($2.03 per mcf compared to $1.68 per mcf). Severance taxes and gas processing costs increased $4,500 or 39% for the nine months ended December 31, 1999 compared to the same period in 1998 due to increased production.

Interest and dividend income were comparable for the nine months ended December 31, 1999 compared to the same period in 1998.

Net unrealized gain on marketable securities of $163,200 for the nine months ended December 31, 1999 represents the net change from March 31, 1999 in the market value of the trading securities portfolio.

Equity in limited partnership income of $4,200 for the nine months ended December 31, 1999 represents the Company's share of income in Z-H, Ltd.

Interest expense increased $19,900 for the nine months ended December 31, 1999 compared to the comparable period in 1998 due to bank borrowings under the line of credit and an increase in the balance payable to broker.

Financial Condition

At December 31, 1999, the Company had working capital of $443,300.

The following summary table reflects comparative cash flows for the Company as follows:

                                                Nine Months Ended
                                                   December 31,
                                                -----------------
                                                1999         1998
                                                ----         ----
           Net cash provided by (used in):
                Operating activities         $ (21,800)   $(128,300)
                Investing activities             2,100      (28,200)
                Financing activities            14,300      139,200


Net cash used in operating activities for the nine months ended December 31, 1999 was $21,800 compared to $128,300 in the same period of 1998. The decrease was due to increases in accounts payable and payable to broker offset by the net loss adjusted for non-cash items.

Net cash provided by investing activities of $2,100 for the nine months ended December 31, 1999 resulted from proceeds from collection of notes receivable of $4,000 and from sale of equipment of $6,900 offset by the purchase of equipment.

Net cash used in investing activities of $28,200 for the nine months ended December 31, 1998 resulted primarily from funds advanced under notes receivable of $15,000 and $16,200 relating to the purchase of equipment.

Net cash provided by financing activities of $14,300 for the nine months ended December 31, 1999 resulted from bank borrowings of $24,000 offset by principal payments of $7,700 and the acquisition of 2,561 shares of treasury stock for $2,000. Net cash provided by financing activities of $139,200 for the nine months ended December 31, 1998 resulted from bank borrowings of $140,000 offset by the acquisition of 1,010 shares of treasury stock for $825.

The Company's material commitments for capital expenditures in the next twelve months will be in conjunction with undeveloped land in Colorado Springs, Colorado related to (1) the Phase III development of approximately 9 acres in The Crossings at Palmer Park Center, (2) a proposed 350 unit apartment complex on 18 acres and (3) the Phase I development of Creekside Center at Galley of four retail pad sites on approximately 5 acres of a 17 acre parcel.

When the Company develops Phase III in The Crossing at Palmer Park Center, it will incur development costs for utilities, storm sewer, paving and additional drainage channel improvements. The Company will not commence this development until it has closed on a Phase III lot sale to fund the estimated on-site and off-site development costs of approximately $250,000.

In connection with the proposed apartment complex, the Company may have to loan Creekside Apartments, LLLP, under terms of the partnership agreement, up to $85,000 for costs associated with the rezoning application which has been approved by the appropriate governmental authorities and other partnership matters. The Company anticipates that the loan advances, if any, will be funded from either working capital or cash proceeds that may be available from lot sales. At December 31, 1999, the proposed project is in the preliminary concept and design phase.

In connection with the Phase I development of the Creekside Center at Galley, the Company has entered into sales agreements to sell the following retail pad sites: (i) 1.45 acre to Dillon Real Estate Co., Inc. ("Dillon") for $658,892 for a convenience store with retail gas installations; and (ii) .81 acre to JH Foods, Ltd. ("JH") for $367,220 for a fast food hamburger establishment. The closing of the sales will occur ten (10) business days following notice to the purchasers by the Company that the City of Colorado Springs has approved the Concept Plan and Plat, provided that the Plat has been recorded by the closing date. The Company engaged outside consultants to work on the Concept Plan and Plat. These have been submitted to the appropriate governmental authorities for review and the Company anticipates receiving approval by March 1, 2000.

The estimated costs for the Phase I site development work consisting of grading, utilities, storm sewer, paving and curb and gutter are approximately $400,000. Since none of the off-site and on-site development work is anticipated to be completed by the closing date for the Dillon contract, the Company and Dillon have agreed that at closing, and out of the net proceeds payable to the Company, the Company will place in escrow an amount equal to 1.2 times the amount arrived at by deducting from the estimated development costs of $400,000, the face amount of any letters of credit the Company may be required to post with the City. The Company and JH have agreed that at closing, the Company will place in escrow an amount equal to 1.2 times the amount arrived at by deducting from $400,000, (i) the face amount of any letters of credit the Company may be required to post with the City and (ii) the amount deposited into escrow under the Dillon agreement. The Company anticipates that the development work will be substantially completed not later than seven (7) months after the date of closings.

The Company believes that existing working capital will be sufficient to fund the Company's operations, exclusive of real estate development expenditures, during the next twelve months. Real estate development expenditures will be funded by proceeds from retail lot sale closings.

Year 2000 Issue

The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in a company's operations.

The Company completed a review of its computer system to assess the potential costs and scope of the Year 2000 issue. The Company utilizes a minimal number of computer programs (primarily accounts payable, general ledger and payroll) in its operations. The Company utilized both internal and external resources to replace its current software for Year 2000 compliant software. All relevant internal software remediation and testing were completed by December 31, 1999 without any adverse affect on the Company's operations. The total cost to the Company of these Year 2000 issue activities was not material to its financial position or results of operations. The hardware and software purchased was capitalized in accordance with normal policy. Personnel and all other costs related to the project were expensed as incurred.

As of February 10, 2000, the Company is not aware of any Year 2000 issues with external entities that may affect the Company's operations. However, the Company has no way of analyzing the probability of Year 2000 problems with the external entities, and therefore, there can be no assurance that they will be Year 2000 compliant or, in any event, that the Company will not be negatively affected from Year 2000 issues.

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

                                            BISHOP CAPITAL CORPORATION
                                            (Registrant)



Date:   February 10, 2000                   By: /s/ Robert E. Thrailkill
                                            ----------------------------
                                            Robert E. Thrailkill
                                            President
                                            (Principal Executive Officer)


Date:   February 10, 2000                   By: /s/ John A. Alsko
                                            ---------------------
                                            John A. Alsko
                                            Treasurer and Chief Financial
                                              Officer
                                            (Principal Financial Officer)