Form 10KSB40
period 2000-03-31
BISHOP CAPITAL CORP
filed 2000-06-28
CIK 1028426

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For the Fiscal Year Ended March 31, 2000

Commission file number:  0-21867
                         -------

                           BISHOP CAPITAL CORPORATION
                           --------------------------
                 (Name of small business issuer in its charter)

              Wyoming                                          84-0901126
              -------                                          ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

716 College View Drive, Riverton, Wyoming                         82501
-----------------------------------------                         -----
 (Address of principal executive office                        (Zip Code)

Issuer's telephone number:  (307) 856-3800

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act: Common Stock, $.01 Par
Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

Issuer's revenues for fiscal year ended March 31, 2000 were $21,244.

The aggregate market value of the voting stock held by non-affiliates as of June 7, 2000 was $436,335.

The number of shares outstanding of the issuer's Common Stock as of June 7, 2000 was 874,794.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (Check one):  Yes __  No X

                                     Part I


Item 1.   Description of Business
          -----------------------

Bishop Capital Corporation (the "Company"), formerly known as Bishop Cable Communications Corporation, was originally incorporated under the laws of the State of Colorado on February 22, 1983 and reincorporated under the laws of the State of Wyoming on June 2, 1992. On November 22, 1995, the Company changed its name to Bishop Capital Corporation.

Prior to June 20, 1997, the Company was a wholly-owned subsidiary of American Rivers Oil Company ("AROC"). On November 18, 1996, AROC's Board of Directors authorized a spin-off distribution of the Company's common stock as a partial liquidating dividend to AROC's common shareholders (excluding AROC's Class B common shareholders). The distribution, which occurred on June 20, 1997, was on the basis of one share of the Company's common stock for four shares of AROC's common stock.

The Company is primarily engaged in the development and sale of real estate and has a royalty interest in a natural gas property.

The Company had three full-time employees as of March 31, 2000.

Real Estate Operations

Colorado Springs, Colorado. In October 1993, the Company entered into two limited partnership agreements to purchase approximately 90 contiguous acres of land in Colorado Springs, Colorado. The property surrounding the acreage is primarily retail development (restaurants, major grocery chains, gas stations, convenience stores and small retailers) to serve nearby residential developments. A summary of the Company's participation in each partnership is as follows:

     (1) The Company contributed $250,000 cash to the first partnership (Bishop Powers, Ltd.) which purchased approximately 55 acres of land (comprising separate 20 and 35 acre parcels) for commercial development. The Company, as general partner, has an 81% interest with the remaining 19% interest held equally by two individual limited partners who are the general partners in the second partnership (Z-H, Ltd., LLLP) discussed below. The Company will be allocated 100% of the income and losses until it has been paid $600,000 plus interest thereon at 8% per annum (not to exceed $100,000) after which the income and losses will be allocated 81% to the Company and 19% to the limited partners. The Company, as general partner, has exclusive management of the partnership.

Any transfer of a limited partner's interest requires the written consent of the general partner. The Company, which commenced initial development of the 20 acre parcel in fiscal 1998, is continuing to develop the remaining acreage. The development plan for the 35 acre parcel is a combination of commercial pad sites on 17 acres and an apartment complex on the remaining 18 acres.

In October 1998, the Company entered into a limited partnership agreement (Creekside Apartments, LLLP) with an unrelated third party to develop and construct a 326 unit apartment complex (the "Project"). The Project is subject to the successful rezoning of the 18 acres of undeveloped real property owned by the Company and favorable Project financing. The rezoning process was completed and approved by the appropriate governmental authorities in February 2000. The estimated cost of the Project is $20,000,000 of which $18,000,000 is anticipated to be financed by a non-recourse loan from the U. S. Department of Housing and Urban Development or any other third party lender. The land will be contributed to the partnership at an agreed upon value of $1,600,000 for an initial 80% limited partnership interest. The unrelated third party will contribute services at an agreed upon value of $400,000 for the remaining 20% limited partnership interest. This unrelated third party will also be the general partner and will earn a 20% partnership interest upon the successful lender pre-application conference. Any distributions from the partnership will be allocated to the partners as defined in the partnership agreement. In addition, the limited partners may be required to loan the partnership up to $100,000 each. As of March 31, 2000, the Company had advanced funds of $15,000 to the partnership for costs associated with the rezoning process.

     (2) The Company contributed $100,000 cash to the second partnership (Z-H, Ltd., LLLP) which purchased approximately 35 acres of land on which the partnership constructed a recreational facility consisting of a 60 station golf driving range, 36 holes of miniature golf, 9 baseball/softball batting machines, and a 1,200 square foot clubhouse. This facility, which encompasses all of the acreage purchased, commenced operations in July 1994. The Company, as the limited partner, has a 19% interest with the remaining 81% interest held equally by two individual general partners. There is no affiliation between the Company and the general partners. The Company contributed an additional $250,000 when certain financing requirements in the partnership consisting of $800,000 of debt financing were fulfilled by the general partners. The Company is not a guarantor of any debt in this partnership and the general partners cannot incur additional debt without the prior written consent of the Company. The Company is not required to make any further capital contributions to the partnership. The Company also has the right of first refusal relating to the sale of partnership assets.

In July 1997, the general partners ("Seller") entered into an Agreement of Purchase and Sale of Leasehold with an unrelated third-party ("Purchaser") for the sale of all improvements, buildings and fixtures for $71,500 cash, $100,000 of Purchaser's restricted common stock and assumption by Purchaser of approximately $887,000 debt. The transaction closed in October 1997. In connection with the real property, the parties entered into a 25 year Ground Lease (the "Lease") whereby the Purchaser will pay monthly rents aggregating $3,909,000 over the Lease term. On March 15, 2000, the Lease was terminated and the partnership received cash of $20,465, all of the improvements, building and fixtures on the land and assumed debt of $408,000 that is guaranteed by the two individual general partners.

On June 15, 1999, the general partners of the partnership ("Seller") entered into an Agreement for Sale and Purchase (the "Agreement") with an unrelated third-party ("Purchaser") for the sale of the real property for $4,400,000. Under terms of the Agreement, the Purchaser has a 270 day Investigative Period to perform and/or obtain all tests, examinations, feasibility studies and other reasonable activities to underwrite the proposed acquisition of the property. Subsequent to March 31, 2000, the Purchaser elected to proceed with the acquisition of the property and made an additional earnest money deposit in accordance with the terms of the Agreement. The transaction is scheduled for closing on December 1, 2000 or such earlier date as the parties may mutually agree.

At March 31, 2000, the net carrying value of the Company's 19% interest in Z-H, Ltd., LLLP is $268,582.

Riverton, Wyoming. In October 1995 the Company acquired approximately 5 acres of undeveloped real estate located adjacent to a golf course in Riverton, Wyoming for $80,000 and expended approximately $154,000 for improvements (utilities, drainage, roadway, etc.) in developing a 15 lot subdivision. During fiscal year 1999, the Company replatted 12 of the remaining 14 lots into 10 lots to increase their size. In the current fiscal year, the Company sold one lot leaving 11 lots available for sale at March 31, 2000.

Regulation and Environmental Matters

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

External Risk Factors

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

Permanent Easement Negotiations

The City of Colorado Springs, Colorado (the "City") is currently negotiating with the Company regarding the City's proposed acquisition of a 20 foot permanent easement for a new sewer line on undeveloped property owned by the Company. The proposed permanent easement, of which a major portion lies on the western boundary of the undeveloped property that borders a drainage channel, would approximate 1.6 acres. The City and the Company each engaged an independent real estate appraiser to complete an appraisal on the affected property. The fee for the Company's real estate appraisal was paid by the City. Based on the real estate appraisals, the Company and the City have agreed on a proposed compensation of $125,533 for the permanent easement subject to the resolution of certain other matters affecting the Company's remaining undeveloped property. No prediction can be given as to when or how this matter will ultimately be concluded. Accordingly, no amounts have been accrued in the accompanying financial statements. Management believes that the proposed compensation for the easement is in excess of its carrying value.

Natural Gas Royalty Interest

In December 1990, the Company purchased a royalty interest in certain natural gas properties located in Wyoming from an unrelated third-party. Since the Company did not have access to reserve information, the Company engaged an independent petroleum geologist to review available geologic, engineering and production data and to estimate the value for the natural gas royalty interest. Based on this study and other factors, the Company paid approximately $1,067,000 for the royalty interests. In connection with the purchase, the Company formed Bridger Creek Partnership (the "Partnership") which allocates to the Company, as general partner, the first $40,000 of annual net income (as defined) from the partnership and 80% of annual net income in excess of $40,000. After the Company has received cumulative net income of $1,050,000, plus interest at prime adjusted semi-annually, the Company will receive 60% of the annual net income thereafter. At March 31, 2000, the net carrying value of this interest was $223,404.

The royalty interest is in the Madden Unit (the "Unit") which produces natural gas from producing horizons between 5,500 and 24,000 feet. A gas processing plant in which the Partnership has no ownership interest treats the "sour gas" produced from the Madison formation (24,000 feet). The plant processes 66 MMCFD (million cubic feet per day) from two completed Madison wells. The operator of the Unit completed modification plans in September 1998 that increased the plant capacity from 50 MMCFD to 66 MMCFD. A third Madison well was completed in June 1997. The construction of a second "sour gas" processing plant located north of the existing plant was completed in July 1999. The new plant has the capacity to process 66 MMCFD. A fourth Madison well, which was completed in February 2000, is shut-in until a pipeline to the plant is completed. There are three additional Madison well sites proposed for drilling. The saleable plant products include methane and sulfur. Carbon dioxide, which is also removed from the sour gas, is being vented since there is no current market for such product. The Partnership's royalty interest is subject only to plant processing costs and severance and ad valorem taxes.

In April 2000, the operator of the Unit announced plans to construct a third "sour gas" processing plant commencing in October 2000. The new plant along with the two existing plants will have the capacity to process 300 million cubic feet of sour gas per day.

On December 28, 1998, the Partnership and twenty other royalty owners ("Plaintiffs") filed suit against Burlington Resources Inc. ("Burlington") in the District Court, Ninth Judicial District, Fremont County, Wyoming seeking an accounting of the production, sales of all production and all expenses associated with royalty payments received from the Madden Deep Unit gas processing plant. The Plaintiffs allege that Burlington, operator of the gas processing plant, has and continues to wrongfully deduct post production costs, which could include indirect plant operating costs, from their royalty payments. The Plaintiffs believe that the royalty payments should be free of any post-production costs or, if post-production costs are statutorily permitted, then those costs must be limited only to those reasonable costs directly associated with the processing of the gas. The Plaintiffs are seeking attorneys' fees and costs necessitated in obtaining the data they are seeking and payment of amounts that were improperly deducted for the plant operation. A trial date has not been set by the Court. No prediction can be given as to when or how these matters will ultimately be concluded. No assurance can be made that the Partnership will ultimately receive any funds from this litigation and, accordingly, no amounts have been accrued in the accompanying financial statements.

Item 2.  Description of Property
         -----------------------

The Company's principal properties consist of approximately 44 acres of developed and undeveloped real estate in Colorado and an office building, 11 lot subdivision and natural gas royalty interest in Wyoming. None of the properties are held subject to any encumbrance except for the office building, which is pledged as collateral on the note payable to a bank at March 31, 2000.

Real Estate Investment Policies

Although the Company has no formal policy as to the allocation of assets among its real estate investments, the Company has limited such investments to its present real estate holdings that were acquired primarily for development. The Company does not anticipate any major investments in real estate mortgages or securities of, or interests in, companies primarily engaged in real estate activities.

The Company's major real estate investment is the undeveloped real estate in Colorado Springs, Colorado. This area has sustained a consistent growth in population over the past twenty-five years. Population forecasts for the year 2000 reflect a 20% increase over 1990 which is a conservative 2% annualized growth rate. Several new retail development centers and residential areas north and east of the Company's property have been constructed or are in the planning stages. Demographic and marketing studies by independent third-parties project higher retail sales and population growth over a five-year period within a one to five mile radius of the Company's property which is zoned PBC-2 (Planned Business Center) and OC (Office Complex). The PBC zoning allows most commercial and retail uses and the OC zoning permits office uses as well as destination restaurants.

The Company is developing a 20 acre parcel called "The Crossing at Palmer Park Center" and 17 acres called "Creekside Center at Galley" of a 35 acre parcel. The remaining 18 acres will be contributed to a partnership that will develop and manage a 326 unit apartment complex ("Creekside Apartments").

The Crossing at Palmer Park Center

The first phase of the development plan, which comprised 5 lots (4.62 acres), was completed in fiscal year 1998. The costs for the on-site and off-site development work were approximately $446,000. The Company closed sales on three lots in fiscal year 1998 ($1,068,600) and one in fiscal year 1999 ($258,000). The fifth lot remains unsold.

In fiscal year 1999, the Company's Concept Plan for the remaining 15 acres, along with a final plat for one lot (1.65 acres), were approved by the appropriate governmental authorities. The costs for the on-site and off-site development work were approximately $374,000. The Company closed on the sale of the one lot for $300,000 in fiscal year 1999.

Subsequent to March 31, 2000, the Company entered into a sale agreement to sell
1.0 acre to AutoZone, Inc. for $440,000 for an automotive parts, supplies and accessories store. The closing of the sale will occur on or before 120 days following the effective date of May 24, 2000. The lot, which was previously platted, has access to all improvements (roadway, utilities, etc.) which were constructed in the prior fiscal year. Accordingly, the Company does not anticipate expending any funds for development costs relating to this sale.

The western boundary of the remaining 14 acres of undeveloped real estate borders a drainage channel that will require certain improvements as the undeveloped land adjacent to the drainage channel is platted for development. The Company estimates that the drainage channel improvement costs will approximate $300,000.

The Company, pursuant to applicable City Code regulations, submitted cash reimbursement requests totaling $381,000 to the City of Colorado Springs/El Paso County Drainage Board (the "Drainage Board") for costs incurred on the construction of public, reimbursable drainage facilities. The Drainage Board, which reviews and approves all reimbursable requests, maintains an approved payment list in chronological order of approval. The approved requests are paid on a semi-annual basis subject to the availability of funds that are generated by certain fees paid by developers and other parties. Accordingly, companies with reimbursable requests on the approved payment list may ultimately not receive any reimbursement. The approved reimbursable amounts can also be used as credits to offset certain fees relating to plat filings or assigned to other parties. The Drainage Board's December 31, 1999 approve payment list reflects approximately $1,000,000 of reimbursement requests payable to other companies prior to the Company receiving any reimbursement. The Company utilized $11,500 of their credits to offset certain fees associated with their plat filings and assigned credits totaling $68,500 to unrelated third-parties for discounted net cash proceeds of $50,700 that were credited against capitalized land development costs. No assurance can be made that theCompany will ultimately receive any funds for the remaining balance of $301,000 and, accordingly, no amounts have been accrued in the accompanying financial statements.

Creekside Center at Galley

The Company's Concept Plan and Plat for Phase I of this development was approved by the appropriate governmental authorities in April 2000. Phase I consists of 4 lots totaling approximately 5 acres. In September 1999 the Company entered into a sale agreement to sell 1.5 acres to Dillon Real Estate Co., Inc. ("Dillon") for $658,892 for a convenience store with retail gas installations. The sale closed in April 2000 and $360,000 of the net proceeds was escrowed for off-site and on-site improvements. The Company received the remaining net proceeds of $199,790.

In October 1999 the Company entered into a sale agreement to sell .84 acre to JH Foods, Ltd. ("JH") for $367,220 for a fast food hamburger establishment. The closing of the sale will occur when the purchaser's development plan is approved by the appropriate governmental authorities.

The estimated costs for the Phase I development work consisting of grading, utilities, storm sewer, paving and curb and gutter are approximately $300,000. The Company has engaged an engineering firm to prepare construction bid documents for these improvements. Since the off-site and on-site development work had not commenced as of the Dillon closing date, the Company and Dillon agreed to place in escrow the funds for such work. The escrow equaled 1.2 times the amount arrived at by deducting from the estimated development costs of $300,000, the face amount of any letters of credit the Company was required to post with the City. Since the Company had not posted any letters of credit as of the closing date, the amount deposited into escrow was $360,000. The Company and JH have agreed that at closing, if the actual cost of the development work, as evidenced by firm bids from contractors, exceeds $300,000, the Company will escrow an amount equal to 1.2 times the amount of such excess. The Company anticipates that the development work for Phase I will be substantially completed not later than seven (7) months after the date of the Dillon closing.

When the Company commences Phase II of the development, it will be required to make certain improvements to a drainage channel located on the western boundary of the property. The Company has engaged a consultant to prepare a Master Development Drainage Plan ("MDDP") for this parcel which will include estimated costs for such improvements. In addition, the City of Colorado Springs will be responsible for a portion of these costs arising from the City's proposed acquisition of a 20 foot permanent easement on the western boundary of the undeveloped property as previously discussed under the section "Permanent Easement Negotiations." The Company is unable to provide an estimate for their portion of the drainage channel improvement costs until the MDDP is completed and approved by the appropriate governmental authorities.

Creekside Apartments

In October 1998, the Company entered into a limited partnership agreement with an unrelated third party to develop and construct a 326 unit apartment complex (the "Project"). The Project is subject to the successful rezoning from PBC-2 to R-5 of the 18 acres of undeveloped real property owned by the Company and favorable Project financing. The rezoning process was completed and approved by the appropriate governmental authorities in February 2000. The estimated cost of the Project is $20,000,000 of which $18,000,000 is anticipated to be financed by a non-recourse loan from the U. S. Department of Housing and Urban Development or any other third party lender. The Company will contribute the land to the partnership at an agreed upon value of $1,600,000 for an initial 80% limited partnership interest. The unrelated third party will contribute services with an agreed upon value of $400,000 for the remaining 20% limited partnership interest. This unrelated third party will also be the general partner and will earn a 20% partnership interest upon the successful lender pre-application conference. Any distributions from the partnership will be allocated to the partners as set forth in the partnership agreement.

Reserves

Reserve information relating to the natural gas royalty interest owned is not included because the information is not made available to royalty interest owners by Louisiana Land and Exploration Company, a wholly-owned subsidiary of Burlington Resources Inc., the operator of the properties. The Company's share of production from the royalty interest for the year ended March 31, 2000 was 94,600 mcf.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 31, 2000.

                                     Part II


Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

Common Stock

The Company's common stock (trading symbol "BPCC") is traded on the OTC (non-NASDAQ) Bulletin Board Service used by members of the National Association of Securities Dealers, Inc. ("NASD"). The following table shows the high and low bid prices for the common stock of the Company for the periods indicated as reported by the NASD. The quotations represent prices between dealers and do not include retail mark-up, markdown, or commission and may not represent actual transactions.

        Quarter Ended                 High Bid                   Low Bid
        -------------                 --------                   -------

           3/31/98                      .875                      .125
           6/30/98                      .875                      .625
           9/30/98                      .875                      .563
          12/31/98                      .625                      .375

           3/31/99                      .500                      .375
           6/30/99                      .625                      .406
           9/30/99                      .625                      .563
          12/31/99                      .594                      .594

           3/31/00                      .750                      .625

As of June 7, 2000, there were approximately 2,000 holders of record of the Company's common stock (which number does not include shareholders whose shares are held of record by brokerage firms).

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

Results of Operations
---------------------

The Company had net income of $32,600 for the fiscal year ended March 31, 2000 compared to net income of $42,200 for fiscal 1999. The decrease is primarily attributable to a decrease in real estate sales and income tax benefit offset by increases in gas royalty income and net gain on sale of marketable securities.

Fiscal 2000 Compared to Fiscal 1999

Gross profit on real estate sold of $2,900 in fiscal 2000 resulted from the sale of one residential lot in Riverton, Wyoming. In fiscal 1999, the gross profit on real estate sold of $211,200 resulted primarily from the sale of commercial real estate lots in Colorado Springs, Colorado. The Company had real estate sales of $21,200 in fiscal 2000 compared to $594,000 in fiscal 1999 that were offset by costs of real estate sold of $18,300 and $382,800, respectively.

General and administrative expenses increased $26,900 or 5% in fiscal 2000 primarily due to the accrual of post-employment benefits payable to a former Company officer whose position was eliminated.

Depreciation and amortization decreased $10,000 or 38% in fiscal 2000 due to Company owned vehicles traded in for prepaid leased vehicles.

Gas royalties, net of amortization, increased $83,000 in fiscal 2000 compared to fiscal 1999 primarily due to additional gas wells on production and completion of a second "sour gas" processing plant. Natural gas production increased 58% (94,600 mcf in 2000 compared to 59,700 mcf in 1999) and the average sales price of natural gas increased 18% ($2.01 per mcf in 2000 compared to $1.71 per mcf in 1999). Gas processing costs and production taxes increased 48% ($23,900 in 2000 compared to $16,200 in 1999) and is primarily due to additional gas processing costs from the second "sour gas" processing plant which commenced production in July 1999.

Interest income decreased $9,300 or 46% in fiscal 2000 from fiscal 1999 primarily due to the sale of U.S. Treasury notes in the current fiscal year.

Rental income increased $10,400 or 57% in fiscal 2000 from fiscal 1999 primarily due to a tenant leasing additional office space in the Company's corporate office building.

The net gain on sale of marketable securities of $285,700 in fiscal 2000 includes a gain of $208,800 from the sale of one equity security. The Company utilized the sale proceeds to reduce its payable to broker balance.

The net unrealized gain on marketable securities of $113,700 in fiscal 2000 represents the net change in the market value of the trading securities portfolio from March 31, 1999.

Equity in limited partnership income of $51,600 in fiscal 2000 includes the recognition of the remaining gain of $44,900 related to the October 1997 sale of all improvements, buildings and fixtures related to the partnership's operations. In connection with the sale, a 25 year ground lease was entered into with the purchaser and the Company's share of the gain was being recognized over the term of the ground lease. Since the ground lease was terminated in March 2000, the remaining balance of the gain was recognized as income in the current fiscal year.

Interest expense increased $24,400 in fiscal 2000 compared to fiscal 1999 primarily due to borrowings under the bank note and current fiscal year activity in the margin payable to broker account.

The minority interest in income of partnership represents the limited partner's 20% share of net gas royalty income computed on a calendar year basis.

Financial Condition

At March 31, 2000, the Company had working capital of $464,852.

The following summary table reflects comparative cash flows for the Company for the two years ended March 31, 2000:

                                                                Years Ended
                                                                  March 31,
                                                             -----------------
                                                              2000      1999
                                                             ------     ------
           Net cash provided by (used in):
                  Operating activities                     $ (8,200) $(192,000)
                  Investing activities                          800    (46,100)
                  Financing activities                       11,800    220,300

Net cash used in operating activities decreased from $192,000 in fiscal 1999 to $8,200 in fiscal 2000. The decrease is primarily attributable to an increase in accounts payable and a decrease in land under development expenditures offset by a decrease in the balance payable to broker.

Net cash provided by investing activities in fiscal 2000 resulted primarily from proceeds from the sale of property and equipment of $6,900 and collection of notes receivable of $5,200 offset by the purchase of equipment for $11,300. In fiscal 1999, net cash used in investing activities resulted primarily from funds advanced under notes receivable of $30,000 and the purchase of equipment of $16,100.

Net cash provided by financing activities in fiscal 2000 resulted from bank borrowings of $24,000 offset by repayment of borrowings of $10,200 and the purchase of treasury stock for $2,000. Net cash provided by financing activities in fiscal 1999 resulted from bank borrowings of $287,000 offset by repayment of borrowings of $65,900 and the purchase of treasury stock for $800.

The Company's material commitments for capital expenditures in the next twelve months will be in conjunction with the undeveloped acreage in Colorado Springs, Colorado relating to (i) the Phase III development of "The Crossing at Palmer Park Center" on the remaining 10 acres (ii) the proposed "Creekside Apartments" project consisting of 326 units on 18 acres and (iii) the development of "Creekside Center at Galley" on 17 acres.

When the Company develops Phase III of "The Crossing at Palmer Park Center," it will incur development costs for additional drainage channel improvements. The Company anticipates that the estimated costs of $300,000 for these improvements will be funded by cash proceeds from lot sales.

In connection with the proposed apartment complex, the Company may have to loan Creekside Apartments, LLLP, under terms of the partnership agreement, up to $85,000 for costs associated with the rezoning process and other partnership matters. The Company anticipates that the loan advances, if any, will be funded from either working capital or cash proceeds from lot sales.

The Company has commenced the Phase I development of the Creekside Center at Galley. The estimated costs for the Phase I development work consisting of grading, utilities, storm sewer, paving and curb and gutter are approximately $300,000. These costs will be funded by the $360,000 that was placed in escrow from the closing of the Dillon real estate sale contract in April 2000.

The Company believes that existing working capital will be sufficient to fund the Company's operations, exclusive of real estate development expenditures, during the next fiscal year. Real estate development expenditures will be funded by proceeds from retail lot sale closings.

Impact of Inflation

The Company cannot determine the precise effects of inflation. However, the impact of general price inflation has not had a material adverse effect on the results of the Company's operations.

Year 2000 Exposure

The Year 2000 problem was the result of computer programs using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in a company's operations.

The Company's computer system was tested and upgraded by December 31, 1999 and no major Year 2000 problems were reported. The total cost to the Company of these Year 2000 issue activities was not material to its financial position or results of operations. The hardware and software purchased were capitalized in accordance with normal policy. Personnel and all other costs related to the project were expensed as incurred.

Item 7.  Financial Statements
         --------------------

Information with respect to this item appears on page F-1 of this report. Such information is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
        ---------------------------------------------------------------

          None

                                    Part III
                                    --------

Item 9.  Directors and Executive Officers of the Registrant
         --------------------------------------------------

     a. Identification of Directors and Executive Officers

               Name                 Age                Office
               ----                 ---                ------
     Robert E. Thrailkill           68       Chairman of the Board, President
                                             and Chief Executive Officer

     John A. Alsko   (1)            59       Secretary/Treasurer and Director

     Robert J. Thrailkill   (2)     41       Director

     (1)  Mr. Alsko resigned as an officer and director effective June 1, 2000.

     (2) Mr. Thrailkill's position as Vice President-Operations was eliminated effective August 9, 1999. Mr. Thrailkill remains a director of the Company.

     Robert E. Thrailkill. Mr. Thrailkill has been President, Chief Executive Officer and Director of the Company since its inception in February 1983. Mr. Thrailkill previously served as Chairman of the Board, President and Chief Executive Officer of Metro Capital Corporation, the Company's former parent corporation, from February 1981 to December 1995 at which time there was a change in control. Mr. Thrailkill's business background spans over 35 years of management responsibility in privately and publicly-held companies.

     John A. Alsko. Mr. Alsko served as Secretary/Treasurer and a Director of the Company from November 1995 to the date of his resignation effective June 1, 2000 and as Vice President - Finance of Metro Capital Corporation from February 1987 to December 1995. Prior to joining Metro Capital Corporation, he held various financial positions with other companies and public accounting firms.

     Robert J. Thrailkill. Mr. Thrailkill was appointed a Director of the Company in November 1995. Previously, Mr. Thrailkill served as Vice President - Operations of the Company from November 1995 to August 9, 1999 and Director of Operations of Metro Capital Corporation from January 1989 to December 1995. Prior to joining Metro Capital Corporation, he was employed in various supervisory and managerial positions with other companies.

The directors of the Company are elected to hold office until the next annual meeting of shareholders or until a successor has been elected and qualified.

Officers of the Company are elected annually by the Board of Directors and hold office until their successors are duly elected and qualified. All of the officers devote full time to the business of the Company.

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

Item 10.  Executive Compensation
          ----------------------

       a. Summary Compensation Table

The following table sets forth the compensation received by the Chief Executive Officer for the years ended March 31, 2000, 1999 and 1998. No other executive officer had total annual salary and bonus exceeding $100,000 for the year ended March 31, 2000.


                                                                        Long Term
      Name                                 Annual Compensation         Compensation Awards
      and                        -----------------------------------  ----------------------
    Principal                                          Other Annual   Restricted       Options
    Position               Year     Salary     Bonus   Compensation   Stock Award ($)  SARS (#)
    --------               ----     ------     -----   ------------   ---------------  --------
Robert E. Thrailkill       2000   $145,000    $  --    $     --       $    --             --
President, Chief           1999    145,000       --      11,200 (1)        --             --
Executive Officer          1998    145,000       --          --            --             --
and Director
--------------

     (1) Consists of 20,000 restricted shares issued as additional compensation with a fair market value of $.56 per share.

The columns for "Long-Term Incentive Plan Payouts" and "All Other Compensation" were omitted from the Summary Compensation Table since there was no information reportable for the three years ended March 31, 2000.

     b. Option/SAR Grants Table

     The Company does not have any stock option plans or outstanding Stock Appreciation Rights ("SARs").

     c.  Aggregated Option Exercise and Fiscal Year-End Option Value Table

     The Company does not have any stock options nor any SARs outstanding at March 31, 2000.

     d. Compensation of Directors

     There are no current arrangements for the compensation of directors for services rendered. There are no other arrangements whereby any of the Company's directors received compensation for services as a director during fiscal 2000.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

        a. Security Ownership of Certain Beneficial Owners

The following table shows, as of June 7, 2000, those persons known by the Company to be the beneficial owners of more than 5% of the Company's Common
Stock:

                                                    Amount and Nature
                       Name and Address               of Beneficial    Percent
Title of Class         of Beneficial Owner              Ownership      of Class
--------------       ---------------------------   ------------------- --------
Common Stock         Robert E. Thrailkill                153,220         17.5%
                     716 College View Drive
                     Riverton, WY 82501

Common Stock         Consult & Assist  (1)                68,750          7.8%
                     P.O. Box 9856
                     Rancho Santa Fe, CA 92067

Common Stock         Francarep, Inc.  (2)                 68,750          7.8%
                     50 Av. des Champs-Elysees
                     75008 Paris, France
----------------

         (1)  All shares are beneficially owned by Georg Ligenbrink.
         (2)  All shares are beneficially owned by Georges Babinet.

        b. Security Ownership of Management

The following table shows, as of June 7, 2000, management's ownership of the Company's Common Stock:

                                                 Amount and Nature
                     Name and Address             of Beneficial        Percent
Title of Class       of Beneficial Owner             Ownership         of Class
--------------      ------------------------    -------------------    --------
Common Stock        Robert E. Thrailkill              153,220            17.5%
                    716 College View Drive
                    Riverton, WY 82501

Common Stock        Robert J. Thrailkill               23,438             2.7%
                    716 College View Drive
                    Riverton, WY 82501

Common Stock        All officers and directors
                    as a group (two persons)          176,658            20.2%

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

     b.   Indebtedness of Management

     No officer or director of the Company has been indebted to the Company directly or indirectly during fiscal year 2000 in an amount exceeding $60,000.

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

        10.13 Creekside Apartments, LLLP, a Colorado limited liability limited partnership dated October 28, 1999 between Wood Avenue Investment Co., LLC, a Colorado limited liability company, as General Partner, Bishop Powers Ltd., a Colorado limited partnership, as Limited Partner and Wood Avenue Investment Co., LLC, as Limited Partner. (3)

        10.14 Option Agreement dated October 28, 1999 between Bishop Powers, Ltd., a Colorado limited partnership and Creekside Apartments, LLLP, a Colorado limited liability limited partnership. (3)

        10.15 Agreement for Sale and Purchase of Real Property dated June 15, 1999 between Z-H, Ltd., a Colorado limited partnership and Centrefund Development (Colorado) Corp. (4)

        10.16 Agreement for the Purchase and Sale of Commercial Real Estate dated September 14, 1999 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and Dillon Real Estate Co., Inc., a Kansas corporation.
                (4)

        10.17 Agreement for the Purchase and Sale of Commercial Real Estate dated October 15, 1999 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and JH Foods Ltd., a Colorado limited partnership. (4)

        10.18 Employment Termination and Settlement Agreement dated August 9, 1999 Between Bishop Capital Corporation, a Wyoming corporation and Robert J. Thrailkill.

        10.19 Agreement for the Purchase and Sale of Commercial Real Estate dated May 18, 2000 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and AutoZone, Inc., a Nevada corporation.

        21      Subsidiaries of the Registrant (2)

        27      Financial Data Schedule (submitted only in electronic format).

     ------------------

        (1) Incorporated by reference to exhibits filed with Registrant's Form 10-SB Registration Statement filed with the Commission on December 11, 1996.

        (2) Incorporated by reference to exhibits filed with Registrant's Form 10-SB/A Registration Statement filed with the Commission on March 17, 1997.

        (3) Incorporated by reference to exhibits filed with Registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 1998.

        (4) Incorporated by reference to exhibits filed with Registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 1999.

     b.  Reports on Form 8-K

          None

                                   Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BISHOP CAPITAL CORPORATION
                                       (Registrant)


Date:  June 7, 2000                     By: /s/ Robert E. Thrailkill
                                            ------------------------
                                            Robert E. Thrailkill
                                            President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date:  June 7, 2000                         /s/ Robert E. Thrailkill
                                            ------------------------
                                            Robert E. Thrailkill
                                            Chairman of the Board of Directors
                                            (Principal Executive Officer and
                                            Acting Principal Financial Officer)


Date:  June 7, 2000                         /s/ Robert J. Thrailkill
                                            ------------------------
                                            Robert J. Thrailkill
                                            Director

                  BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Independent Auditor's Report.................................................F-2

Consolidated Balance Sheet - March 31, 2000..................................F-3

Consolidated Statements of Income -
For the Years Ended March 31, 2000 and 1999..................................F-4

Consolidated Statements of Changes in Stockholders' Equity -
For the Years Ended March 31, 2000 and 1999..................................F-5

Consolidated Statements of Cash Flows -
For the Years Ended March 31, 2000 and 1999..................................F-6

Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Bishop Capital Corporation
Riverton, Wyoming


We have audited the accompanying consolidated balance sheet of Bishop Capital Corporation and subsidiaries as of March 31, 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bishop Capital Corporation and subsidiaries as of March 31, 2000, and the results of their operations and their cash flows for the years ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles.




Hein + Associates LLP

Denver, Colorado
May 19, 2000


                              BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEET
                                            MARCH 31, 2000



                                                 ASSETS
Current Assets:
    Cash and equivalents                                                          $    22,106
    Marketable securities                                                             832,210
    Receivables:
         Gas royalties                                                                 17,860
         Interest and other                                                             1,727
    Prepaid expenses and other                                                         23,662
                                                                                  -----------
             Total current assets                                                     897,565

Property and Equipment:
    Building                                                                          229,156
    Furniture and fixtures                                                             72,471
                                                                                  -----------
                                                                                      301,627
    Less accumulated depreciation                                                    (135,883)
                                                                                  -----------
             Net property and equipment                                               165,744
                                                                                  -----------
Other Assets:
    Land under development                                                            809,615
    Investment in limited partnership                                                 268,582
    Gas royalty interest, net of accumulated amortization of $843,647                 223,404
    Deferred income taxes                                                             175,000
    Notes receivable                                                                   37,063
    Other assets, net                                                                  17,182
                                                                                  -----------
             Total other assets                                                     1,530,846
                                                                                  -----------
Total Assets                                                                      $ 2,594,155
                                                                                  ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                                         $   165,465
    Current maturities of long-term debt                                               10,129
    Deferred income taxes                                                             175,000
    Payable to broker                                                                  82,119
                                                                                  -----------
             Total current liabilities                                                432,713

Long-Term Debt, less current maturities                                               224,809

Commitments (Notes 5 and 8)

Minority Interest                                                                      32,922

Stockholders' Equity:
    Preferred stock, no par value; 5,000,000 shares authorized, no
         shares issued                                                                   --
    Common stock, $.01 par value; 15,000,000 shares authorized;
         878,355 shares issued                                                          8,784
    Treasury stock, 3,561 shares                                                       (2,820)
    Capital in excess of par value                                                  2,217,599
    Accumulated deficit                                                              (319,852)
                                                                                  -----------
             Total stockholders' equity                                             1,903,711
                                                                                  -----------
Total Liabilities and Stockholders' Equity                                        $ 2,594,155
                                                                                  ===========

              See accompanying notes to these consolidated financial statements.
                                            F-3

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                      For the Years Ended
                                                            March 31,
                                                     ----------------------
                                                        2000         1999
                                                     ---------    ---------

Revenues -

    Gross profit on real estate sold                 $   2,974    $ 211,206

Costs and Expenses:
    General and administrative                         555,610      528,724
    Depreciation and amortization                       16,353       26,310
                                                     ---------    ---------
                                                       571,963      555,034
                                                     ---------    ---------
Loss from Operations                                  (568,989)    (343,828)

Other Income (Expense):
    Gas royalties, net of amortization of $13,344      156,684       73,666
    Interest income                                     10,962       20,272
    Dividend income                                     18,435       11,193
    Rental income                                       28,916       18,472
    Net gain on sale of marketable securities          285,708       18,379
    Net unrealized gain on marketable securities       113,707      167,353
    Equity in limited partnership income                51,574        6,394
    Interest expense                                   (44,760)     (20,337)
    Other                                                3,852         --
                                                     ---------    ---------
Income (Loss) Before Income Taxes                       56,089      (48,436)

Income tax (provision) benefit:
        Current                                           --         58,000
        Deferred                                          --         42,000
                                                     ---------    ---------
                                                          --        100,000

Minority Interest in Income of Partnership             (23,507)      (9,413)
                                                     ---------    ---------
Net Income                                           $  32,582    $  42,151
                                                     =========    =========
Earnings Per Share                                   $     .04    $     .05
                                                     =========    =========
Weighted Average Number of Shares Outstanding          876,000      851,000
                                                     =========    =========


       See accompanying notes to these consolidated financial statements.



                                        BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED MARCH 31, 2000 AND 1999



                                          Common Stock              Treasury Stock
                                     ------------------------  ------------------------    Capital in
                                      Number of                 Number of                  Excess of     Accumulated
                                       Shares       Amount       Shares       Amount       Par Value      Deficit          Total
                                     -----------  -----------  -----------  -----------    -----------  -----------    -----------

Balances, March 31, 1998                 838,365  $     8,384  $      --    $     --       $ 2,195,609  $  (394,585)   $ 1,809,408

  Purchase of treasury stock                --           --         (1,010)        (825)          --           --             (825)
  Retirement of treasury stock               (10)        --             10           10            (10)        --             --
  Common stock issued to employees
   for compensation                       40,000          400         --          --            22,000         --           22,400
  Net income                                --           --           --          --              --         42,151         42,151
                                     -----------  -----------  -----------  -----------    -----------  -----------    -----------
Balances, March 31, 1999                 878,355        8,784       (1,000)        (815)     2,217,599     (352,434)     1,873,134

  Purchase of treasury stock                --           --         (2,561)      (2,005)          --           --           (2,005)
  Net income                                --           --           --           --             --         32,582         32,582
                                     -----------  -----------  -----------  -----------    -----------  -----------    -----------
Balances, March 31, 2000                 878,355  $     8,784       (3,561) $    (2,820)   $ 2,217,599  $  (319,852)   $ 1,903,711
                                     ===========  ===========  ===========  ===========    ===========  ===========    ===========







                            See accompanying notes to these consolidated financial statements.



                                BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Years Ended
                                                                                        March 31,
                                                                           --------------------------------
                                                                              2000                   1999
                                                                           ---------              ---------
Cash Flows from Operating Activities:
    Net income                                                               $32,582                $42,151
    Adjustments to reconcile net income to net cash used in operating activities:
            Minority interest                                                 23,507                  9,413
            Depreciation                                                      16,353                 26,310
            Amortization                                                      13,344                 13,344
            Deferred income taxes                                              --                   (42,000)
            Common stock issued to employees for compensation                  --                    22,400
            Equity in limited partnership income                             (51,574)                (6,394)
            Net gain on sale of marketable securities                       (285,708)               (18,379)
            Net unrealized gain on marketable securities                    (113,707)              (167,353)
            Gain on sale of property and equipment                            (3,852)                 --
            Provision for uncollectible notes receivable                       --                    45,000
            Changes in operating assets and liabilities:
               (Increase) decrease in:
                  Resticted cash                                               --                    54,310
                  Marketable Securities                                      419,876                (33,645)
                  Gas royalties receivable                                    15,284                (21,421)
                  Intrest and other receivables                                6,483                 44,536
                  Prepaid expenses and other                                   9,653                    405
                  Land under development                                     (11,567)              (126,491)
               Increase (decrease) in:
                  Accounts payable and accrued expenses                        69,591               (76,500)
                  Income taxes payable                                           --                 (33,000)
                  Payable to broker                                         (148,446)                75,282
                                                                            --------               --------
            Net cash used in operating activities                             (8,181)              (192,032)

Cash Flows from Investing Activities:
    Funds advanced under notes receivable                                      -                    (30,000)
    Proceeds from collection of notes receivable                               5,158                  4,084
    Purchase of property and equipment                                       (11,252)               (16,212)
    Proceeds from sale of property and equipment                               6,916                  --
    Other                                                                      --                    (4,000)
                                                                            --------               --------
            Net cash provided by (used in) investing activities                  822                (46,128)

Cash Flows from Financing Activities:
    Proceeds from borrowings                                                  24,000                287,000
    Principal payments on borrowings                                         (10,156)               (65,905)
    Treasury stock acquired                                                   (2,005)                  (825)
                                                                            --------               --------
            Net cash provided by financing activities                         11,839                220,270
                                                                            --------               --------

Net Increase (Decrease) in Cash and Equivalents                                4,480                (17,890)

Cash and Equivalents, beginning of year                                       17,626                 35,516
                                                                            --------               --------
Cash and Equivalents, end of year                                            $22,106                $17,626
                                                                            ========               ========
Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                                   $44,760                $20,337
                                                                            ========               ========
    Cash received for income taxes                                            $5,000                $20,000
                                                                            ========               ========
Supplemental schedule of noncash financing and
   investing activity:
    Prepaid vehicle lease through vehicle sale                               $40,475                $  --
                                                                            ========               ========


                            See accompanying notes to these consolidated financial statements.
                                                           F-6

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Organization and Nature of Operations:
     -------------------------------------

     Nature of Operations - Bishop Capital Corporation (the "Company"), formerly known as Bishop Cable Communications Corporation, was originally incorporated under the laws of the State of Colorado on February 22, 1983 and reincorporated under the laws of the State of Wyoming on June 2, 1992. On November 22, 1995, the Company changed its name to Bishop Capital Corporation.

     Prior to June 20, 1997, the Company was a wholly-owned subsidiary of American Rivers Oil Company (AROC). On November 18, 1996, AROC's Board of Directors authorized a spin-off distribution of the Company's common stock as a partial liquidating dividend to AROC's common shareholders (excluding AROC's Class B common shareholders). The distribution, which occurred on June 20, 1997, was on the basis of one share of the Company's common stock for four shares of AROC's common stock.

     The Company is primarily engaged in the development and sale of real estate and has a royalty interest in a natural gas property.


2.   Summary of Significant Accounting Policies:
     ------------------------------------------
     Principles of Consolidation - The Company's subsidiaries consist of Bishop Powers, Ltd. and Bridger Creek Partnership in which the Company holds general partner interests of 81% and 80%, respectively. The accompanying financial statements include the accounts of the Company and both majority-owned partnerships. All material intercompany transactions and accounts have been eliminated in consolidation.

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

     Impairment of Long-Lived Assets - The Company periodically compares the net carrying value of long- lived assets to the related estimates of undiscounted future cash flows for such assets. If the net carrying value exceeds the estimated cash flows, then impairment will be recognized to reduce the carrying value to the estimated fair value.

     Gas Royalty Interest - The gas royalty interest is being amortized utilizing the straight-line method over an estimated life of 20 years.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

Investments - The Company's 19% ownership interest in a limited partnership (Z-H Ltd., LLLP), is stated at cost, adjusted for its share of income or losses incurred.

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

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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


3.   Marketable Securities:
     ---------------------

     The cost and estimated fair market value of trading securities at March 31, 2000, are as follows:


                                                         Fair         Net
                                                        Market     Unrealized
                                               Cost      Value     Gain (Loss)
                                             --------  --------     --------
         Redeemable preferred securities     $140,745  $137,372     $ (3,373)
         Equity securities                    236,786   694,838      458,052
                                             --------  --------     --------
                                             $377,531  $832,210     $454,679
                                             ========  ========     ========

     At March 31, 2000, the Company had an investment in the equity securities of a single company with a fair value of $320,000. The Company also had an investment in redeemable preferred securities of a single issuer with an estimated fair value of $98,000.


4.   Gas Royalty Interest:
     --------------------

     In December 1990, the Company purchased a royalty interest in certain gas properties located in Wyoming for approximately $1,067,000. At March 31, 2000, the net carrying value of this interest amounts to $223,404. Revenues related to this royalty interest are affected by local gas transportation, processing, and marketing arrangements. Reserve disclosures related to the gas royalty interest are not presented because the information is unavailable from the operator of the properties.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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


5.   Land Development Partnerships:
     -----------------------------

     General Partnership Interest - In October 1993, the Company became the general partner of a limited partnership to develop or sell 55 acres of undeveloped real estate. The Company contributed $250,000 cash for its 81% general partnership interest. The remaining 19% interest is held by the limited partners who are the general partners in the partnership described below. The Company will be allocated 100% of the income and losses until it has been paid $700,000, after which the allocation will be apportioned according to ownership interests. Through March 31, 2000, the Partnership's activities have been focused on the development of seven commercial pad sites on approximately 9 acres of a 20-acre parcel. Two of the pad sites were sold during the year ended March 31, 1999 and no pad sites were sold during the year ended March 31, 2000. At March 31, 2000, all required development work related to fiscal 1999 and 1998 sales had been completed and, accordingly, no profit was required to be deferred.

     In connection with the real estate sales, the Company used the percentage-of-completion method to determine the amount of gross profit to be recognized for the years ended March 31, 2000 and 1999, as follows:


                                                        2000             1999
                                                      --------         --------
         Sales of real estate                         $21,244          $594,026
         Less cost of real estate sold                 18,270           382,820
                                                      --------         --------
           Gross profit on sales of real estate        $2,974          $211,206
                                                      ========         ========

     The Company sold one lot in its residential development during the fiscal year ending March 31, 2000.

     Limited Partnership Interest - The Company also became a limited partner in a limited partnership, which purchased approximately 35 acres of undeveloped land adjacent to the land mentioned above. The partnership constructed a golf driving range, miniature golf, and batting facility which was completed in July 1994. The Company contributed $350,000 cash for its 19% partnership interest, which is reported under the equity method of accounting. In July 1997, the general partner (Seller) entered into an Agreement of Purchase and Sale of Leasehold with an unrelated third party (Purchaser) for the sale of all improvements, buildings, and fixtures for $71,500 cash, $100,000 of Purchaser's restricted common stock and assumption by Purchaser of approximately $887,000 of debt. The closing of the transaction occurred in October 1997. In connection with the real property, the parties entered into a 25-year Ground Lease (the "Lease") whereby the Purchaser will pay annual rents aggregating $3,909,000 over the Lease term. On June 15, 1999, the general partner of Z-H, Ltd. (Seller) entered into an Agreement for Sale and Purchase (the "Agreement") with an

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     unrelated third party (Purchaser) for the sale of the real property, currently subject to the Ground Lease (the "Lease") discussed in Note 5 for $4,400,000 cash. Under terms of the Agreement, the Purchaser has a 270-day investigative period to perform due diligence and arrange financing. Subsequent to March 31, 2000, the Purchaser elected to proceed with the acquisition of the property, and additional earnest money deposits were made in accordance with the terms of the Agreement. The transaction is scheduled for closing on or before December 1, 2000. As of March 15, 2000, the lease agreement was terminated with all improvements and personal property assigned to the limited partnership. The Company's share of the gain from the sale of the improvements is approximately $50,000 of which approximately $45,000 and $1,000 was recognized using the installment method of accounting during the years ended March 31, 2000 and 1999, respectively.

     Following is a summary of condensed financial information pertaining to this limited partnership:


       Balance sheet data at March 31, 2000:
          Current assets                            $230,000
          Noncurrent assets                          114,000
          Current liabilities                         (5,000)
          Notes payable - general partners          (318,000)


                                                      Years Ended March 31,
                                                    -------------------------
                                                      2000             1999
       Operations data:                             --------          -------
          Revenue                                   $  --             $98,000
          Costs and expenses                         (47,755)         (39,000)
          Other income (expense)                     319,197          (15,000)
                                                    --------          -------
          Net income (loss)                         $271,442          $44,000
                                                    ========          =======
          Company's equity in limited partnership   $ 51,574          $ 6,394
                 income (loss)                      ========          =======


     The land owned by the partnerships discussed above is located in Colorado Springs, Colorado and, accordingly, the value of these properties is directly affected by local economic and operating conditions. At March 31, 2000, there is a difference of approximately $265,000 between the carrying value of the Company's investment and its 19% interest in the net assets and liabilities of the limited partnership. This difference is primarily attributable to the residual value of the land.

6.   Long-Term Debt:
     --------------
     In December 1998, the Company obtained a $250,000 line-of-credit which is collateralized by the Company's building. Principal and interest (at 8.25% per annum) payments are due monthly and the line- of-credit matures in December 2003.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     The following is a schedule of future principal payments as of March 31, 2000:


                  Year Ending March 31,

                      2001                                        $ 10,129
                      2002                                          10,997
                      2003                                          11,940
                      2004                                         201,872
                                                                  --------
                                                                  $234,938
                                                                  ========


7.   Income Taxes:
     ------------

     Income tax expense differs from the amounts computed using the statutory rate of 34% as follows:


                                                         Years Ended March 31,
                                                      -------------------------
                                                         2000             1999
                                                      --------        ---------
        Computed tax benefit (expense) at the
          expected statutory rate                     $(10,000)        $ 20,000
        State income taxes, net of Federal benefit      (1,000)           1,000
        Non-deductible expenses                          1,000           (1,000)
        Change in valuation allowance                    4,000           92,000
        Surtax exemption                                 6,000          (12,000)
                                                      --------         --------
           Income tax benefit (expense)               $   --           $100,000
                                                      ========         ========

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of March 31, 2000, are presented below:


          Deferred tax assets:
              Gas royalty interest                                   $  237,000
              Net operating loss carryforwards                          142,000
              Executive termination agreement                            18,000
                                                                     ----------
                     Total deferred tax assets                          397,000
              Less valuation allowance                                 (200,000)
                                                                     ----------
                     Net deferred tax asset                             197,000
                                                                     ----------
          Deferred tax liabilities:
              Net unrealized gain on marketable securities             (162,000)
              Other                                                     (35,000)
                     Total deferred tax liabilities                    (197,000)
                                                                     ----------
                     Net deferred tax liabilities                    $     --
                                                                     ==========

     As of March 31, 2000, Bishop has a net operating loss carryforward for Federal income tax purposes of approximately $306,000, net of $93,000 which will not be available to the Company due to limitations under IRS
     Section 382 as a result of the spin-off discussed in Note 1. In addition, utilization of $94,000 of the loss carryforward is subject to limitations under IRS Section 382. If not previously utilized, these carryforwards will expire by 2020.


8.   Commitments:
     -----------

     In October 1998, the Company entered into a limited partnership agreement with an unrelated third party to develop and construct a 326 unit apartment complex (the "Project"). The Company contributed $4,000 towards the project during the year ended March 31, 1999. The estimated cost for the Project is $20,000,000 of which $18,000,000 is anticipated to be financed by a non-recourse loan from the U.S. Department of Housing and Urban Development or any other third party lender. The Company will be required to contribute the land valued at $1,600,000 (costing approximately $38,000) for an 80% limited partner interest. The unrelated third party will be required to contribute $400,000 of services for the remaining 20% limited partner interest and will also be the general partner. In addition, the limited partners may be required to loan the partnership up to $100,000 each. In January 1999, the Company and the other limited partner each loaned $15,000 to the partnership for costs associated with the rezoning process which was completed in the current year.

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

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

     The Company also entered into a three-year employment agreement in December 1995 with two other officers which provide for aggregate annual compensation of $95,000 plus employee benefits with automatic annual extensions on September 30 of each year unless written notice is given by either party. The agreements may be terminated upon the death or disability of the individual officer or for cause. During fiscal 2000, the employment agreement for one officer was terminated for an agreed amount of $76,000 consisting of two years annual salary and one year medical insurance premiums. The amount is payable on a semi-monthly basis over a two-year period ending August 2001 of which $27,000 was paid in the current year. Subsequent to March 31, 2000, the other employment agreement terminated upon the resignation of the officer with no liability to the Company.


9.   Financial Instruments:
     ---------------------

     SFAS No. 107 requires the Company to disclose the fair value of certain financial instruments in its financial statements. Accordingly, at March 31, 2000, management's best estimate is that the carrying amount of cash and equivalents, notes and other receivables, accounts payable, notes payable, accrued expenses, and payable to broker, approximates fair value due to the short maturity of these instruments.


10   Related Party Transactions:
     --------------------------

     The Company had notes receivable for a total of $25,000 from two officers of the Company at March 31, 1998. These notes provided for interest at 6.25% and were due in April 1999. The officers pledged 25,000 shares of AROC common stock as collateral for the notes. The full balance of the notes was charged to operations during the year ended March 31, 1999.


11.  Stock-Based Compensation:
     ------------------------

     During the year ended March 31, 1999, the Company issued 40,000 shares of its common stock to employees of the Company for services performed on behalf of the Company. The Company recognized a charge to operations for the fair value of these shares of $22,400 for the year ended March 31, 1999. Of these shares, 37,500 were issued to three officers of the Company. There were no shares issued for the year ended March 31, 2000.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.  Subsequent Event:

     Subsequent to March 31, 2000, the Company sold 1.5 acres of undeveloped land for $658,892 with $360,000 of the proceeds in escrow to provide assurance to the Purchaser that certain development work will be completed in a timely manner from the date of closing.

                           Bishop Capital Corporation
                                and Subsidiaries

                        Consolidated Financial Statements
                             March 31, 2000 and 1999