Form 10QSB
period 2000-06-30
BISHOP CAPITAL CORP
filed 2000-08-14
CIK 1028426

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

  For the Quarterly Period Ended                        Commission File Number
           June 30, 2000                                        0-21867


                           BISHOP CAPITAL CORPORATION
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


            Wyoming                                             84-0901126
            -------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

716 College View Drive, Riverton, Wyoming                           82501
-----------------------------------------                           -----
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

The number of shares outstanding of the issuer's $.01 par value Common Stock as of August 10, 2000 was 878,355.

Transitional Small Business Disclosure Format
(Check one):    Yes         No   X
                    -----      -----

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)

                                     ASSETS
Current Assets:
    Cash and equivalents                                            $    84,991
    Restricted Cash                                                     360,000
    Marketable securities                                               724,587
    Receivables:
         Gas royalties                                                   28,146
         Interest and other                                               1,684
    Prepaid expenses and other                                           18,549
                                                                    -----------
                 Total current assets                                 1,217,957

Property and Equipment:
    Building                                                            231,699
    Furniture                                                            70,546
    Vehicles and equipment                                                1,925
                                                                    -----------
                                                                        304,170
    Less accumulated depreciation                                      (138,516)
                                                                    -----------
                 Net property and equipment                             165,654
                                                                    -----------
Other Assets:
    Land under development                                              891,071
    Investment in limited partnership                                   268,582
    Gas royalty interest, net of accumulated
      amortization of $846,983                                          220,068
    Deferred income  taxes                                              175,000
    Notes receivable                                                     35,599
    Other assets,  net                                                   17,575
                                                                    -----------
                 Total other assets                                   1,607,895
                                                                    -----------

Total Assets                                                        $ 2,991,506
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                           $   108,447
    Current maturities of long-term debt                                 10,344
    Deferred income taxes                                               175,000
    Deferred revenue                                                    658,920
    Payable to broker                                                   141,462
                                                                    -----------
                 Total current liabilities                            1,094,173

Long-term debt, less current maturities                                 222,073
Minority interest                                                        41,020

Stockholders' Equity:
    Preferred stock, no par value;
      5,000,000 shares authorized, no shares issued                        --
    Common stock, $.01 par value;
      15,000,000 shares authorized;
      878,355 shares issued and outstanding                               8,784
    Treasury stock, 3,561 shares                                         (2,820)
    Capital in excess of par value                                    2,217,599
    Accumulated deficit                                                (589,323)
                                                                    -----------
                 Total stockholders' equity                           1,634,240
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $ 2,991,506
                                                                    ===========


                  See accompanying notes to these consolidated
                             financial statements.


                           BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                                                        For the Three Months
                                                                             Ended June 30,
                                                                         2000            1999
                                                                      ---------       ---------
REVENUES -
    Sales of real estate                                              $    --         $  21,244

COSTS AND EXPENSES:
    Cost of real estate sold                                               --            18,270
    General and administrative                                          110,159         110,785
    Depreciation and amortization                                         5,970           6,545
                                                                      ---------       ---------
                                                                        116,129         135,600
                                                                      ---------       ---------

LOSS FROM OPERATIONS                                                   (116,129)       (114,356)

OTHER INCOME (EXPENSE):
    Gas royalties, net of amortization of $3,336
          and $3,336, respectively                                       47,878          12,662
    Interest income                                                       1,256           4,241
    Dividend income                                                       4,525           5,010
    Rental income                                                         6,936           5,760
    Net gain on sale of marketable securities                              --            16,649
    Net unrealized gain (loss) on marketable securities                (199,043)         86,355
    Equity in limited partnership income                                   --             2,660
    Interest expense                                                     (6,796)         (9,716)
                                                                      ---------       ---------

INCOME (LOSS) BEFORE INCOME TAXES                                     $(261,373)      $   9,265

PROVISION FOR INCOME TAXES                                                 --            (3,300)

MINORITY INTEREST IN INCOME OF PARTNERSHIP                               (8,098)           --
                                                                      ---------       ---------

NET INCOME (LOSS)                                                     $(269,471)      $   5,965
                                                                      =========       =========

EARNINGS (LOSS) PER SHARE                                             $    (.31)      $     .01
                                                                      =========       =========

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                                                  878,355         878,355
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



                                         BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                     Three Months Ended
                                                                                          June 30,
                                                                               -------------------------------
                                                                                  2000                  1999
CASH FLOWS FROM OPERATING ACTIVITIES:                                          ---------             ---------
     Net income (loss)                                                         $(269,471)            $   5,965
     Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
           Minority Interest                                                       8,098                  --
           Depreciation and amortization                                           5,970                 9,881
           Deferred income taxes                                                    --                   3,300
           Equity in limited partnership income                                     --                  (2,660)
           Net gain on sale of marketable securities                                --                 (16,649)
           Net unrealized (gain) loss on marketable securities                   199,043               (86,355)
                Changes in operating assets and liabilities:
                      (Increase) decrease in:
                      Restricted cash                                           (360,000)                 --
                      Marketable securities                                      (91,420)             (107,235)
                      Gas royalties receivable                                   (10,286)               16,986
                      Interest and other receivables                                  43                   657
                      Prepaid expenses and other                                   5,113                 2,503
                      Land under development                                     (81,456)               33,178
                  Increase (decrease) in:
                      Accounts payable and accrued expenses                      (57,018)                1,743
                      Income taxes payable                                          --                    --
                      Payable to broker                                           59,343               124,231
                      Deferred revenue                                           658,920                  --
                                                                               ---------             ---------
          Net cash provided by (used in) operating activities                     66,879               (14,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from collection of notes receivable                                 1,464                 1,257
      Purchase of property and equipment                                          (2,545)                 --
      Other                                                                         (393)                 --
                                                                               ---------             ---------

         Net cash provided by (used in) investing activities                      (1,473)                1,257

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                                                      --                  12,000
      Principal payments on borrowings                                            (2,521)               (2,614)
                                                                               ---------             ---------
         Net cash provided by (used in) financing activities                      (2,521)                9,386
                                                                               ---------             ---------

Net increase (decrease) in cash and equivalents                                   62,885                (3,812)

Cash and equivalents, beginning of period                                         22,106                17,626
                                                                               ---------             ---------

Cash and equivalents, end of period                                            $  84,991             $  13,814
                                                                               =========             =========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                                   $   6,796             $   9,716
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


                                                 4

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. Basis of Presentation

   The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2000 and results of operations for the interim periods ended June 30, 2000 and 1999. Such adjustments are of a normal and recurring nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-KSB for the year ended March 31, 2000.

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

   In connection with the real estate sales, the Company used the percentage-of- completion method to determine the amount of gross profit to be recognized for the three months ended June 30, 2000 and 1999 as follows:

                                                      Three Months Ended
                                                           June 30,
                                                   --------------------------
                                                     2000             1999
                                                   ---------        ---------

         Sales of real estate                      $ 658,920        $  21,244
         Deferred revenue                           (658,920)            --
                                                   ---------        ---------
                                                        --             21,244
         Cost of real estate sold                       --             18,270
                                                   ---------        ---------
         Gross profit on sale of real estate       $    --          $   2,974
                                                   =========        =========

   The deferred revenue of $658,920 is reflected as a liability in the Company's balance sheet at June 30, 2000 and will be recognized as the related site development work obligations are completed.

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

   The Company's net loss for the three months ended June 30, 2000 was $269,500 compared to net income of $6,000 for the comparable period in 1999. The decrease in the current quarter is primarily attributable to a decrease in real estate sales. The Company, in the current quarter, sold one lot in its Creekside Center at Galley, but deferred the revenue until development obligations are completed.

   General and administrative expenses decreased $600 or less than 1% for the three months ended June 30, 2000 compared to the same period in 1999. The decrease is due to a general reduction in overhead expenses.

   Net gas royalty income increased $31,900 or 252% for the three months ended June 30, 2000 compared to the same period in 1999. Natural gas production for the three months ended June 30, 2000 was 18,000 mcf compared to 12,300 mcf for the comparable period in 1999. The 252% increase in production is primarily due to additional wells producing and a second gas processing plant going on-line combined with an increase in natural gas prices. The average sales price of natural gas increased 40% ($2.37 per mcf compared to $1.69 per mcf) for the three months ended June 30, 2000 compared to the same period in 1999. Gas processing costs and production taxes decreased 55% ($2300 for the current quarter compared to $5,100 in the comparable 1999 quarter).

   Interest and dividend income decreased $3,500 or 38% for the three months ended June 30, 2000 compared to the same period in 1999 due to the sale of U.S. Treasury obligations.

   Rental income increased $1,200 in the current quarter compared to the same period in 1999 due to annual increases in the leases of offices in the Company's office building.

   The net unrealized loss on marketable securities of $199,000 for the three months ended June 30, 2000 represents the net change in the market value of the trading securities portfolio from March 31, 2000.

   Equity in limited partnership income decreased $2,600 for the three months ended June 30, 2000 compared to the same period in 1999, due to the termination of the ground lease in March 2000.

   Interest expense decreased $2,900 for the three months ended June 30, 2000 compared to the same period in 1999 due to decreased borrowings under the bank line of credit and a decrease in the margin balance payable to a broker.

   Financial Condition

   At June 30, 2000, the Company had working capital of $123,784.

   The following summary table reflects comparative quarterly cash flows for the Company as follows:

                                                        Three Months Ended
                                                              June 30,
                                                     ------------------------
                                                        2000          1999
                                                     ---------      ---------
     Net cash provided by (used in):
          Operating activities                       $  66,900      $ (14,500)
          Investing activities                          (1,500)         1,300
          Financing activities                          (2,500)         9,400

   The Company had positive cash flows from operating activities of $66,900 for the three months ended June 30, 2000 compared to net cash used in operating activities of $(14,500) for the comparable period in 1999. The increase in operating cash flows was due primarily to the sale of real estate property in Colorado Springs in the current period.

   Net cash used in investing activities of $1,500 for the three months ended June 30, 2000 resulted primarily from the purchase of property and equipment of $2,500 and the proceeds from collection of notes receivable. For the three months ended June 30, 1999, net cash provided by investing activities of $1,300 resulted from proceeds from collection of notes receivable.

   For the three months ended June 30, 2000, the Company made bank payments of $2,500. The Company had bank borrowings of $12,000 and repayment of bank borrowings of $2,600 from financing activities for the three months ended June 30, 1999.

   The Company's material commitments for capital expenditures in the next twelve months may be in conjunction with undeveloped land in Colorado Springs, Colorado related to (1) the Phase III development of approximately 9 acres in The Crossings at Palmer Park Center, (2) a proposed 350 unit apartment complex on 18 acres and (3) the development work consisting of grading, utilities, storm sewers, and paving and curb and gutter of Phase I of Creekside Center.

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

   The Company has closed on the sale of one lot and has a second lot under contract in the Creekside Center at Galley, Phase I. The Company will commence site development of Phase I off-site and on-site improvements (grading, utilities, storm sewer and paving) with an approximate cost of $400,000. The Company is aggressively marketing the remaining lots in Phase I and the undeveloped 12 acre parcel.

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

                                           BISHOP CAPITAL CORPORATION
                                           (Registrant)


   Date:   August 10, 2000                 By:  /s/ Robert E. Thrailkill
                                                -------------------------------
                                                   Robert E. Thrailkill
                                                President
                                                (Principal Executive Officer)


   Date:   August 10, 2000                 By:  /s/ Sherry L. Moore
                                                -------------------------------
                                                Sherry L. Moore
                                                Chief Financial Officer
                                                (Principal Financial Officer)