Form 10QSB
period 2000-09-30
BISHOP CAPITAL CORP
filed 2000-11-14
CIK 1028426

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

 For the Quarterly Period Ended                           Commission File Number
       September 30, 2000                                        0-21867


                           BISHOP CAPITAL CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Wyoming                                              84-0901126
 ------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 716 College View Drive, Riverton, Wyoming 82501
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (307) 856-3800
                            ------------------------
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

The number of shares outstanding of the issuer's $.01 par value Common Stock as of November 10, 2000 was 898,351.

Transitional Small Business Disclosure Format
(Check one):    Yes          No    X
                    -----        -----


                            BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEET
                                        SEPTEMBER 30, 2000
                                            (Unaudited)

                                              ASSETS

Current Assets:
    Cash and equivalents                                                              $     7,069
    Restricted cash                                                                       343,445
    Marketable securities                                                                 625,063
    Receivables:
         Gas royalties                                                                     55,187
         Interest and other                                                                14,068
    Prepaid expenses and  other                                                            18,495
                                                                                      -----------
                 Total current assets                                                   1,063,327

Property and Equipment:

    Building                                                                              231,699
    Furniture and fixtures                                                                 70,546
                                                                                      -----------
                                                                                          302,245
    Less accumulated depreciation                                                        (139,310)
                                                                                      -----------
         Net property and equipment                                                       162,935
                                                                                      -----------
Other Assets:
    Land under development                                                                954,976
    Investment in limited partnership                                                     278,505
    Gas royalty interest, net of accumulated
    amortization of $836,975                                                              216,731
    Deferred income taxes                                                                 175,000
    Notes receivable                                                                       34,107
    Other assets                                                                            9,477
                                                                                      -----------
             Total other assets                                                         1,668,796
                                                                                      -----------
Total Assets                                                                          $ 2,895,058
                                                                                      ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                                             $   215,115
    Current maturities of long-term debt                                                   10,830
    Deferred income taxes                                                                 175,000
    Deferred revenue                                                                      507,368
    Payable to broker                                                                     121,899
                                                                                      -----------
               Total current liabilities                                                1,030,212

Long-term debt, less current maturities                                                   219,014
Minority interest                                                                          43,213

Stockholders' Equity:
    Preferred stock, no par value; 5,000,000 shares authorized,
       no shares issued                                                                      --
    Common stock, $.01 par value; 15,000,000 shares authorized;
       898,351 shares issued                                                                8,983
    Treasury stock, 1,000 shares                                                           (2,828)
    Capital in excess of par value                                                      2,244,999
    Accumulated deficit                                                                  (648,535)
                                                                                      -----------
              Total stockholders' equity                                                1,602,619
                                                                                      -----------
Total Liabilities and Stockholders' Equity                                            $ 2,895,058
                                                                                      ===========


                See accompanying notes to these consolidated financial statements.




                                 BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)



                                                          For the Three Months       For the Six Months
                                                          Ended September  30,       Ended September 30,
                                                             2000        1999         2000        1999
                                                          ---------------------     ----------------------

REVENUES
    Sales of real estate                                  $ 151,552    $    --      $ 151,552    $  21,244

COSTS AND EXPENSES:
    Cost of real estate sold                                 65,882         --         65,882       18,270
    General and administration                              155,147      112,704      265,304      223,489
    Depreciation and amortization                             6,055        4,808       12,025       11,353
                                                          ---------    ---------    ---------    ---------
                                                            227,084      117,512      343,211      253,112
                                                          ---------    ---------    ---------    ---------
LOSS FROM OPERATIONS                                        (75,532)    (117,512)    (191,659)    (231,868)

OTHER INCOME (EXPENSE):
    Net gas royalties                                        80,261       63,172      128,139       75,834
    Interest income                                           1,865        2,956        3,121        7,197
    Dividend income                                           4,524        4,375        9,049        9,385
    Easement income                                           8,333         --          8,333         --
    Rental income                                             6,936        6,460       13,872       12,220
    Net gain (loss) on sale of marketable securities         30,511      (31,752)      30,511      (15,103)
    Net unrealized gain (loss) on marketable securities    (107,006)     (76,139)    (306,049)      10,216
    Net gain on sale of equipment                              --          3,852         --          3,852
    Equity in limited partnership income                      9,923        3,040        9,923        5,700
    Minority interest in earnings of consolidated
         subsidiary                                         (11,608)     (12,826)     (19,706)     (12,826)
    Interest expense                                         (7,421)     (11,456)     (14,217)     (21,172)
                                                          ---------    ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES                           (59,214)    (165,830)    (328,683)    (156,565)

INCOME TAX BENEFIT (EXPENSE)                                   --         59,000         --         55,700
                                                          ---------    ---------    ---------    ---------

NET INCOME (LOSS)                                         $ (59,214)   $(106,830)   $(328,683)   $(100,865)
                                                          =========    =========    =========    =========

EARNINGS (LOSS) PER  SHARE                                $    (.07)   $    (.12)   $    (.37)   $    (.12)
                                                          =========    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                                      877,403      877,355      876,105      877,355
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

                                                     3



                            BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                              Six Months Ended
                                                                                September 30,
                                                                           ----------------------
                                                                              2000        1999
                                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $(328,683)   $(100,865)
     Adjustments to reconcile net income to net cash
           used in operating activities:
                Common stock issued to employees for compensation             27,599         --
                Depreciation and amortization                                 12,026       18,025
                Equity in limited partnership income                          (9,923)      (5,700)
                Net (gain) loss on sale of marketable securities             (30,511)      15,103
                Net unrealized (gain) loss on marketable securities          306,049      (10,216)
                Net gain on sale of equipment                                   --         (3,852)
                Minority interest in earnings of consolidated subsidiary      19,706       12,826
          Deferred income taxes                                                 --        (55,700)
                Changes in operating assets and liabilities:
                      (Increase) decrease in:
                      Restricted cash                                       (343,445)        --
                      Marketable securities                                 (104,965)     (14,554)
                      Gas royalties receivable                               (37,327)      (4,035)
                      Interest and other receivables                         (12,341)       6,495
                      Prepaid expenses and other                               5,167        4,217
                      Land under development                                (145,361)      18,153
                 Increase (decrease) in:
                      Accounts payable and accrued expenses                   49,650       (1,864)
                      Income taxes payable                                      --           --
                      Payable to broker                                       39,780       89,080
                      Deferred revenue                                       507,368         --
                                                                           ---------    ---------
          Net cash used in operating activities                              (45,211)     (32,887)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of marketable securities                            36,574         --
      Proceeds from collection of notes receivable                             2,956        2,640
      Proceeds from sale of equipment                                         (2,544        6,916
      Other                                                                    7,705         --
                                                                           ---------    ---------

         Net cash provided by investing activities                            44,691        9,556

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                                                  --         24,000
      Principal payments on borrowings                                        (5,094)      (5,227)
      Treasury stock acquired                                                     (8)        --
      Distributions to minority shareholder                                   (9,415)        --
                                                                           ---------    ---------
         Net cash used in financing activities                               (14,517)      18,773
                                                                           ---------    ---------

Net increase (decrease) in cash and equivalents                              (15,037)      (4,558)

Cash and equivalents, beginning of period                                     22,106       17,626
                                                                           ---------    ---------

Cash and equivalents, end of period                                        $   7,069    $  13,068
                                                                           =========    =========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                               $  14,217    $  21,172
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

                                                4

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




1.   Basis of Presentation

     The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2000 and results of operations for the interim periods ended September 30, 2000 and 1999. Such adjustments are of a normal and recurring nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 2000.

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

     In connection with the real estate sales, the Company used the percentage-of- completion method to determine the amount of gross profit to be recognized for the three and six months ended September 30, 2000 and 1999 as follows:



                                BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                (Unaudited)




                                                         Three Months Ended          Six Months Ended
                                                          September 30,                September 30,
                                                     -------------------------    -----------------------
                                                         2000           1999         2000         1999
                                                     ----------     ----------    ----------   ----------
         Sales of real estate                        $     --       $     --      $     --     $   21,244
         Revenue previously deferred                   (658,920)          --        (658,920)        --
         Deferred revenue                               507,368           --         507,368         --
                                                     ----------     ----------    -----------  ----------
                                                        151,552           --         151,552       21,244
         Cost of real estate sold                        65,882           --          65,882       18,270
                                                     ----------     ----------    -----------  ----------
            Gross profit on sale of real estate      $   85,670     $     --      $   85,670   $    2,974
                                                     ==========     ==========    ===========  ==========

     At September 30, 2000, approximately 23 % of the development work for real estate sale contracts closed had been completed and, accordingly, 23% of the previously deferred profit was recognized.

3.   Gas Royalty Income

     Gas royalty income is net of amortization of $3,336 for the three months ended September 30, 2000 and 1999 and $6,672 for the six months ended
     September 30, 2000 and 1999.

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

5.   Subsequent Events

     In October 2000, the Company closed on the sale to JH Foods, Ltd. of a retail pad site (.81 acre) in the Creekside Center at Galley in Colorado
     Springs, Colorado for $367,000. $126,000 of the proceeds from this sale were added to the Dillon Escrow for the site development costs.

                                       6

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

                 Three Months Ended September 30, 2000 and 1999

The Company incurred a net loss of $59,214 for the three months ended September 30, 2000 compared to a net loss of $106,830 for the comparable period in 1999. The Company, in the current quarter, did not have any closings of real estate sale contracts, although it did recognize 23% of deferred sales and costs.

General and administrative expenses increased $42,000 or 37% for the three months ended September 30, 2000 compared to the same period in 1999 and is attributable to costs related to the sale of water line easements and general increases in overhead costs and expenses.

Net gas royalty income increased $17,000 in the current quarter compared to the corresponding quarter in 1999. (The unit operator is experiencing system problems and was unable to make royalty payments on a timely basis. The Company had accrued estimates of gas royalty income of $32,900 for August and September based on prior months' actual income.) Natural gas production for the three months ended September 30, 2000 was 24,000 mcf compared to 35,000 mcf for the comparable period in 1999. The average sales price of natural gas increased 86% ($3.56 per mcf compared to $1.91 per mcf) and gas processing costs increased $2,000 for the three months ended September 30, 2000 compared to the same period in 1999.

Interest income for the three months ended September 30, 2000 decreased $1,000 or 37% compared to the same period in 1999 due to the sale of U.S. Treasury obligations. Dividend income for the three months ended September 30, 2000, was comparable to the same period in 1999.

Easement income increased $8,000 for the three months ended September 30, 2000 compared to the same period for 1999 due to the sale of water line easements.

Rental income for the three months ended September 30, 2000 was comparable to the same period in 1999.

The net unrealized loss on marketable securities of $107,000 for the three months ended September 30, 2000 represents the net change from June 30, 2000 in the market value of the trading securities portfolio.

Equity in limited partnership income of $9,900 for the three months ended September 30, 1999 represents the Company's share of the net income from operation.

Minority interest in earnings of consolidated subsidiary of $11,600 for the three months ended September 30, 2000 represents the limited partner's share of the net income in Bridger Creek Partnership.

Interest expense decreased $4,000 for the three months ended September 30, 2000 compared to the same period in 1999 primarily due to reduced borrowings under the bank line of credit.

                  Six Months Ended September 30, 2000 and 1999

The Company's net loss for the six months ended September 30, 2000 was $328,700 compared to net loss of $100,865 for the comparable period in 1999. During the current period, the Company recognized $86,000 net profit from a deferred lot sale in Colorado Springs, Colorado.

General and administrative expenses increased $41,800 or 19% for the six months ended September 30, 2000 compared to the same period in 1999 and is attributable to costs relating to the sale of water line easements and general increases in overhead costs and expenses.

Net gas royalties increased $52,300 in the current six months compared to the corresponding six months in 1999. (The unit operator is experiencing system problems and was unable to make royalty payments on a timely basis. The Company accrued estimates of gas royalty income for August and September based on prior months' actual income.) Natural gas production for the six months ended September 30, 2000 was 43,000 mcf compared to 49,000 mcf for the comparable period in 1999. The average sales price of natural gas increased 69% ($3.14 per mcf compared to $1.86 per mcf) and gas processing costs were comparable for the six months ended September 30, 2000 compared to the same period in 1999.

Interest income decreased $4,100 or 57% for the six months ended September 30, 2000 compared to the same period in 1999 primarily due to the sale of U.S. Treasury obligations. Dividend income was comparable to the prior year.

Easement income increased $8,000 for the six months ended September 30, 2000 compared to the same period in 1999 due to the sale of a water line easement.

Rental income increased $1,700 for the six months ended September 30, 2000 compared to the comparable period in 1999.

Net unrealized loss on marketable securities of $306,000 for the six months ended September 30, 2000 represents the net change from March 31, 2000 in the market value of the trading securities portfolio.

Equity in limited partnership income of $9,900 for the six months ended September 30, 2000 represents the Company's share of the net operating income.

Minority interest in earnings of consolidated subsidiary of $19,700 for the six months ended September 30, 2000 represents the limited partner's share of the net income in Bridger Creek Partnership.

Interest expense decreased $7,000 for the six months ended September 30, 2000 compared to the same period in 1999 primarily due to reduced borrowings under the bank line of credit.

Financial Condition

At September 30, 2000, the Company had working capital of $33,000.

The following summary table reflects comparative cash flows for the Company as follows:

                                                      Six Months Ended
                                                        September 30,
                                                  ----------------------
                                                     2000        1999
                                                  ---------    ---------
                  Net cash provided by (used in):
                       Operating activities       $ (54,600)   $ (32,900)
                       Investing activities          44,700       (9,600)
                       Financing activities          (5,100)      18,800

The Company had negative cash flows from operating activities of $54,600 and $32,900 for the six months ended September 30, 2000 and 1999, respectively. The decrease in cash flows was due primarily to site development work of real estate in Colorado Springs, Colorado.

Net cash provided by investing activities of $44,700 for the six months ended September 30, 2000 resulted from proceeds from sales of marketable securities and collection of notes receivable.

Net cash used by financing activities of $5,100 for the six months ended September 30, 1999 resulted from principal payments on bank borrowings.

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

When the Company develops Phase III in The Crossing at Palmer Park Center, it will incur development costs for utilities, storm sewer, paving, and additional drainage channel improvements. The Company will not commence this development until it has closed on a Phase III lot sale to fund the estimated on-site and off-site development costs of approximately $250,000. The Company has one lot under contract to AutoZone, Inc. for $440,000, but has not yet closed on the sale.

In connection with the proposed apartment complex, the Company may have to loan Creekside Apartments, LLLP, under terms of the partnership agreement, up to $85,000 for costs associated with the rezoning process and other partnership matters. The Company anticipates that the loan advances, if any, will be funded from either working capital or cash proceeds that may be available from lot sales.

The Company has closed on the sale of one lot in Creekside Center at Galley and has two lots under contract, Lot 3 to Waffle House for $350,000 and Lot 4 to JH Foods, Ltd., for $367,000. The Company has commenced site development of the Phase I off-site and on-site improvements (grading, utilities, storm sewer, curb and gutter, and paving) with an approximate cost of $405,000. With the closing of the first lot sale the Company escrowed $360,000 toward site development costs. With the closing on the sale to JH Foods, Ltd., the Company will escrow an additional $126,000 from the proceeds to cover the site development costs. The Company is aggressively marketing the remaining lot in Phase I and the undeveloped 12 acre parcel.

The Company entered into an Agreement For Conveyance of Easement with the City of Colorado Springs, a Home Rule City and Municipal Corporation on behalf of its enterprise, Colorado Springs Utilities (collectively, the "City") in September 2000. The agreement for the sale of water line easements to the City is a two-phase agreement due to budget shortages by the City in the current fiscal year. Phase I, which closed in September, was a sale for $8,332.50. Phase II, will close no later than January 31, 2001, with a sale price of $117,200.50.

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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           a.  Exhibits

               10.20 Agreement for the Purchase and Sale of Commercial Real
                    Estate dated September 12, 2000 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and Waffle House.

               10.21 Agreement for the Conveyance of Easement between Bishop
                    Powers, Ltd. A Colorado limited partnership, Bishop Capital Corporation as General Partner and the City of Colorado Springs, Colorado, a Home Rule City and Municipal Corporation on behalf of its enterprise, Colorado Springs Utilities dated September 29, 2000.


               27 Financial Data Schedule (submitted only in electronic format)

           b.  Reports on Form 8-K

               None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BISHOP CAPITAL CORPORATION
                                        (Registrant)



Date:   November 10, 2000               By:  /s/  Robert E. Thrailkill
                                           -------------------------------
                                                  Robert E. Thrailkill
                                                  President
                                                  (Principal Executive Officer)


Date:   November 10, 2000               By:  /s/  Sherry L. Moore
                                           -------------------------------
                                                  Sherry L. Moore
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)