Form 10QSB
period 2000-12-31
BISHOP CAPITAL CORP
filed 2001-02-14
CIK 1028426

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

  For the Quarterly Period Ended                       Commission File Number
       December 31, 2000                                       0-21867


                           BISHOP CAPITAL CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Wyoming                                            84-0901126
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

716 College View Drive, Riverton, Wyoming                           82501
(Address of principal executive offices)                         (Zip Code)

                                 (307) 856-3800
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes --X-- No ----

The number of shares outstanding of the issuer's $.01 par value Common Stock as of February 12, 2001 was 918,351.

Transitional Small Business Disclosure Format
(Check one):    Yes ----     No --X--

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000
                                   (Unaudited)

                                     ASSETS

Current Assets:
    Cash and equivalents                                            $    33,453
    Restricted Cash                                                     406,262
    Marketable securities                                               473,021
    Gas royalties receivable                                             89,270
    Prepaid expenses and other                                           27,848
                                                                    -----------
         Total current assets                                         1,029,854

Property and Equipment:
    Building                                                            231,699
    Furniture and equipment                                              70,546
                                                                    -----------
                                                                        302,245
    Less accumulated depreciation                                      (142,029)
                                                                    -----------
    Net property and equipment                                          160,216
                                                                    -----------

Other Assets:
    Land under development                                              985,983
    Investment in limited partnership                                   274,267
    Gas royalty interest, net of
      accumulated amortization of $853,655                              213,395
    Deferred income taxes                                               175,000
    Notes receivable                                                     67,770
    Other assets                                                          8,867
                                                                    -----------
         Total other assets                                           1,725,282
                                                                    -----------

Total Assets                                                        $ 2,915,352
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                           $   165,993
    Current maturities of long-term debt                                 10,718
    Deferred income taxes                                               175,000
    Deferred revenue                                                    699,057
    Payable to broker                                                   123,576
                                                                    -----------
         Total current liabilities                                    1,174,344

Long-term debt, less current maturities                                 216,500
Minority interest                                                        16,374

Stockholders' Equity:
    Preferred stock, no par value;
      5,000,000 shares authorized, no shares issued                        --
    Common stock, $.01 par value;
      15,000,000 shares authorized;
      918,351 shares issued                                               9,184
    Receivable from shareholder                                         (30,000)
    Treasury stock, 3,561 shares                                         (2,828)
    Capital in excess of par value                                    2,258,199
    Accumulated deficit                                                (726,421)
                                                                    -----------
         Total stockholders' equity                                   1,508,134
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $ 2,915,352
                                                                    ===========


       See accompanying notes to these consolidated financial statements.

                                        BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)

                                                                  For the Three Months               For the Nine Months
                                                                    Ended December 31,                Ended December 31,
                                                                --------------------------        --------------------------

                                                                  2000             1999             2000             1999
                                                                ---------        ---------        ---------        ---------

REVENUES -
    Sales of real estate                                        $ 175,311        $    --          $ 326,863        $  21,244

COSTS AND EXPENSES:
    Cost of real estate sold                                       69,632             --            135,514           18,270
    General and administrative                                    109,842          161,720          375,146          385,209
    Depreciation and amortization                                   6,055            2,409           18,080           13,762
                                                                ---------        ---------        ---------        ---------
                                                                  185,529          164,129          528,740          417,241
                                                                ---------        ---------        ---------        ---------

LOSS FROM OPERATIONS                                              (10,218)        (164,129)        (201,877)        (395,997)

OTHER INCOME (EXPENSE):
    Net gas royalties                                              97,772           47,947          225,911          123,781
    Interest income                                                 1,927            1,243            5,048            8,440
    Dividend income                                                 4,525            4,525           13,574           13,911
    Easement income                                                  --               --              8,333             --
    Rental income                                                   9,974            9,760           23,846           21,980
    Net gain (loss) on sale of marketable securities                 --              5,307           30,511           (9,796)
    Net unrealized gain (loss) on marketable securities          (152,042)         152,940         (458,091)         163,156
    Equity in limited partnership income (loss)                    (4,238)          (1,500)           5,685            4,200
    Minority interest in earnings of consolidated
     subsidiary                                                   (18,078)          (9,955)         (37,784)         (22,781)
    Interest expense                                               (7,508)         (12,051)         (21,725)         (33,223)

INCOME (LOSS) BEFORE INCOME TAXES                                 (77,886)          34,087         (406,569)        (122,477)

INCOME TAX BENEFIT (EXPENSE)                                         --            (12,100)            --             43,600
                                                                ---------        ---------        ---------        ---------

NET INCOME (LOSS)                                               $ (77,886)       $  21,987        $(406,569)       $ (78,877)
                                                                =========        =========        =========        =========

EARNINGS (LOSS) PER  SHARE                                      $    (.09)       $     .03        $    (.46)       $    (.09)
                                                                =========        =========        =========        =========

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                                            905,090          875,305          888,172          876,669
                                                                =========        =========        =========        =========



                                 See accompanying notes to these consolidated financial statements.




                                 BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                     Nine Months Ended
                                                                                        December 31,
                                                                               -------------------------------
                                                                                  2000                 1999
                                                                               ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                         $(406,569)            $ (78,877)
     Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
             Depreciation and amortization                                        18,081                23,770
             Equity in limited partnership income                                 (5,685)               (4,200)
             Net (gain) loss on sale of marketable securities                    (30,511)                9,796
             Net unrealized (gain) loss on marketable securities                 458,091              (163,156)
             Net gain on sale of equipment                                          --                  (3,852)
             Minority interest in earnings of
               consolidated subsidiary                                            37,784                22,781
             Stock bonus compensation                                             41,000                  --
             Deferred income taxes                                                  --                 (43,600)
              Changes in operating assets and liabilities:
               (Increase) decrease in:
                 Restricted cash                                                (406,262)                 --
                 Marketable securities                                          (104,965)                7,705
                 Gas royalties receivable                                        (71,410)              (10,034)
                 Interest and other receivables                                   (4,742)                8,210
                 Prepaid expenses and other                                        2,283                 3,217
                 Land under development                                         (176,368)               (9,377)
               Increase (decrease) in:
                 Accounts payable and accrued expenses                               528               (56,280)
                 Payable to broker                                                41,457               158,896
                 Deferred revenue                                                699,057                  --
                                                                               ---------             ---------
             Net cash provided by (used in) operating activities                  91,769               (21,795)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of marketable securities                                  36,574                  --
     Funds advanced under notes receivable                                       (35,000)                 --
     Advance on shareholder receivable                                           (30,000)                 --
     Proceeds from collection of notes receivable                                  4,293                 3,956
     Proceeds from sale of equipment                                                --                   6,916
     Purchase of property and equipment                                           (2,544)               (8,761)
     Other                                                                         8,315                  --
                                                                               ---------             ---------
             Net cash provided by (used in) investing activities                 (18,362)                2,111

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                                       --                  24,000
     Principal payments on borrowings                                             (7,720)               (7,686)
     Treasury stock acquired                                                          (8)               (2,005)
     Distributions to partner                                                    (54,332)                 --
                                                                               ---------             ---------
             Net cash provided by (used in) financing activities                 (62,060)               14,309
                                                                               ---------             ---------

Net increase (decrease) in cash and equivalents                                   11,347                (5,375)

Cash and equivalents, beginning of period                                         22,106                17,626
                                                                               ---------             ---------

Cash and equivalents, end of period                                            $  33,453             $  12,251
                                                                               =========             =========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                                   $  21,725             $  33,223
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

                                                      4


                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Basis of Presentation

     The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at December 31, 2000 and results of operations for the interim periods ended December 31, 2000 and 1999. Such adjustments are of a normal and recurring nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in the Company's March 31, 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

     In connection with the real estate sales, the Company used the percentage-of-completion method to determine the amount of gross profit to be recognized for the three and nine months ended December 31, 2000 and 1999 as follows:

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



                                                        Three Months Ended                  Nine Months Ended
                                                           December 31,                         December 31,
                                                -------------------------------        -------------------------------
                                                    2000               1999                2000               1999
                                                -----------         -----------        -----------         -----------

Sales of real estate                            $   367,000         $      --          $ 1,025,920         $    21,244
Revenue previously deferred                         658,920                --                 --                  --
Deferred revenue                                   (699,057)               --             (699,057)               --
                                                -----------         -----------        -----------         -----------
                                                    326,863                --              326,863              21,244
Revenue previously recognized                      (151,552)               --                 --                  --
Cost of real estate sold                             69,633                --              135,514              18,270
                                                -----------         -----------        -----------         -----------
Gross profit on sale of real estate             $   105,678         $      --          $   191,349         $     2,974
                                                ===========         ===========        ===========         ===========

     At December 31, 2000, approximately 32% of the required development work for real estate sale contracts closed had been completed and, accordingly, 32% of the previously deferred profit was recognized.

3. Gas Royalty Income

     Gas royalty income is net of amortization of $3,336 for the three months ended December 31, 2000 and 1999 and $10,008 for the nine months ended December 31, 2000 and 1999.

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

5. Subsequent Events

     In January 2001, the Company closed on: (i) the Agreement for Conveyance of Easement with the City of Colorado Springs for the sale of a sewer line easement for $117,200; and (ii) the contract with AutoZone, Inc. for the sale of Lot 1, Phase III of The Crossing at Palmer Park Center for $440,000.

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

                  Three Months Ended December 31, 2000 and 1999

The Company's net loss for the three months ended December 31, 2000 was $78,000 compared to net income of $22,000 for the comparable period in 1999. The Company, in the current quarter, closed on the sale of a pad site in the Creekside Center at Galley in Colorado Springs, Colorado, for $367,000. Of the proceeds, $126,000 was escrowed for the site development costs. Based on the percentage-of-completion method, 68% of the profit was deferred.

General and administrative expenses decreased $52,000 or 32% for the three months ended December 31, 2000 compared to the same period in 1999 and is primarily attributable to a decrease in human resources and accounting costs in the three months ended December 31, 2000.

Net gas royalty income increased $49,800 in the current quarter compared to the corresponding quarter in 1999. (The unit operator is experiencing system problems and has been unable to make royalty payments on a timely basis. As a result, the accrual for November and December for estimated gas royalty income is based on prior months' production sales proceeds received by the company.) Natural gas production for the three months ended December 30, 2000 was estimated at 21,800 mcf compared to 24,000 mcf for the comparable period in 1999. The average sales price of natural gas increased 78% ($4.22 per mcf compared to $2.37 per mcf) for the three months ended December 31, 2000 compared to the same period in 1999.

Interest and dividend income increased $700 or 12% for the three months ended December 31, 2000 compared to the same period in 1999 primarily due to a increase in cash balances available for investment purposes.

Rental income for the three months ended December 31, 2000 was comparable to the same period in 1999.

The net unrealized loss on marketable securities of $152,000 for the three months ended December 31, 2000 represents the net change from September 30, 2000 in the value of the securities.

Equity in limited partnership loss of $4,200 for the three months ended December 31, 2000 represents the Company's share of losses in Z-H, Ltd.

Minority interest in earnings of consolidated subsidiary of $18,100 for the three months ended December 31, 2000 represents the limited partner's share of the net income in Bridger Creek Partnership.

Interest expense decreased $4,500 for the three months ended December 31, 2000 compared to the comparable quarter in 1999 due to a decrease in the balance payable to broker and repayment of the bank line of credit.

                  Nine Months Ended December 31, 2000 and 1999

The Company had a net loss of $406,600 for the nine months ended December 31, 2000 compared to net loss of $78,900 for the comparable period in 1999. During the current period, the Company recognized $326,900 of lot sale revenue and $135,500 in related costs, but has deferred $699,000 in revenue until further development work is completed.

General and administrative expenses decreased $10,000 or 3% for the nine months ended December 31, 2000 compared to the same period in 1999. The decrease is attributable to employee stock bonus compensation offset by reduced overhead costs.

Net gas royalties increased $102,000 in the current nine months compared to the corresponding nine months in 1999. (The unit operator is experiencing system problems and has been unable to make royalty payments on a timely basis. As a result, the accrual for November and December for estimated gas royalty income is based on prior months' production sales proceeds received by the Company.) Natural gas production for the nine months ended December 31, 2000 was 69,100 mcf compared to 72,100 mcf for the comparable period in 1999. The average sales price of natural gas increased 68% ($3.42 per mcf compared to $2.03 per mcf). Severance taxes and gas processing costs increased $2,600 or 39% for the nine months ended December 31, 2000 compared to the same period in 1999 due to higher gas prices.

Interest and dividend income decreased by $3,700 for the nine months ended December 31, 2000 compared to the same period in 1999. The decrease was mainly due to decreased funds available for investment.

Net unrealized loss on marketable securities of $458,000 for the nine months ended December 31, 2000 represents the net change from March 31, 2000 in the value of the securities.

Equity in limited partnership income of $5,700 for the nine months ended December 31, 2000 represents the Company's share of income in Z-H, Ltd.

Interest expense decreased $11,500 for the nine months ended December 31, 2000 compared to the comparable period in 1999 due to repayment of bank borrowings under the line of credit and a decrease in the balance payable to broker.

Financial Condition

At December 31, 2000 the Company had working capital of $(114,490).

The following summary table reflects comparative cash flows for the Company as follows:

                                                        Nine Months Ended
                                                           December 31,
                                                    -------------------------
                                                       2000            1999
        Net cash provided by (used in):
             Operating activities                   $ 91,800       $ (21,800)
             Investing activities                    (18,400)          2,100
             Financing activities                    (62,000)         14,300

Net cash from operating activities for the nine months ended December 31, 2000 was $91,800 compared to $21,800 used in the same period of 1999. The increase was due to increases in lot sales offset by the unrealized loss in marketable securities.

Net cash used in investing activities of $18,400 for the nine months ended December 31, 2000 resulted from loan advances to Creekside Apartments, LLLP and advance partial payment to a shareholder for stock repurchase.

Net cash used in financing activities of $62,000 for the nine months ended December 31, 2000 resulted from distributions to minority partners of Bridger Creek Partnership and bank repayments.

The Company's material commitments for capital expenditures in the next twelve months will be in conjunction with undeveloped land in Colorado Springs, Colorado related to (1) the Phase III development of approximately 9 acres in The Crossings at Palmer Park Center, (2) a proposed 328 unit apartment complex on 18 acres and (3) the Phase I development of Creekside Center at Galley of four retail pad sites on approximately 5 acres of a 17 acre parcel.

When the Company develops Phase III in The Crossing at Palmer Park Center, it will incur development costs for utilities, storm sewer, paving and additional drainage channel improvements. The Company will not commence this development until it has closed on a Phase III lot sale to fund the estimated on-site and off-site development costs of approximately $250,000. The Company has one lot under contract to AutoZone, Inc. for $440,000 which was closed on in January 2001.

In connection with the proposed apartment complex, the Company may have to loan Creekside Apartments, LLLP, under terms of the partnership agreement, up to $400,000 for costs associated with the rezoning application which has been approved by the appropriate governmental authorities, development costs and other partnership costs incurred prior to obtaining financing. The Company anticipates that the loan advances will be funded from either working capital or cash proceeds that may be available from lot sales. As of December 31, 2000, the project is in the concept and design phase. The Company has made loan advances of $50,000.

The Company has closed on the sale of two lots in Creekside Center at Galley and has Lot 3 under contract to Waffle House for $350,000. In October 2000 the Company closed on the sale of Lot 4 with JH Food for $367,000 with $126,000 of the proceeds escrowed for development costs. The Company has commenced site development of the Phase I on-site and off-site improvements (grading, utilities, storm sewer, curb and gutter, and paving) with an approximate cost of $405,000. With the closing of the first two lot sales the Company escrowed $486,000 from the proceeds to cover site development costs. At December 31, 2000, Phase I improvements were approximately 32% complete. The Company is aggressively marketing the remaining lot in Phase I and the undeveloped 12 acre parcel.

The Company entered into an Agreement For Conveyance of Easement with the City of Colorado Springs, a Home Rule City and Municipal Corporation on behalf of its enterprise, Colorado Springs Utilities (collectively, the "City") in September, 2000. The agreement for the sale of sewer line easements to the City is a two-phase agreement due to budget shortages by the City in the current fiscal year. Phase I, which closed in September, was a sale for $8,333. Phase II closed in January 2001, with a sale price of $117,200.

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

                                        BISHOP CAPITAL CORPORATION
                                        (Registrant)



Date:   February 12, 2001               By:  /s/ Robert E. Thrailkill
                                             -----------------------------------
                                             Robert E. Thrailkill
                                             President
                                             (Principal Executive Officer)


Date:   February 12, 2001               By:  /s/  Sherry L. Moore
                                             -----------------------------------
                                             Sherry L. Moore
                                             Chief Financial Officer
                                             (Principal Financial Officer)