Form 10KSB40
period 2001-03-31
BISHOP CAPITAL CORP
filed 2001-06-29
CIK 1028426

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For the Fiscal Year Ended March 31, 2001

Commission file number:  0-21867
                         -------

                           BISHOP CAPITAL CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

              Wyoming                                            84-0901126
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

716 College View Drive, Riverton, Wyoming                           82501
 --------------------------------------                            --------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number:  (307) 856-3800

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act: Common Stock, $.01 Par
Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---  ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

Issuer's revenues for fiscal year ended March 31, 2001 were $447,993.

The aggregate market value of the voting stock held by non-affiliates as of May 31, 2001 was $888,788.

The number of shares outstanding of the issuer's Common Stock as of May 31, 2001 was 888,788.

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (Check one):  Yes   No X
                                                               ---  ---

                                     Part I


Item 1. Description of Business

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

The Company had three full-time employees as of March 31, 2001.

Real Estate Operations

Colorado Springs, Colorado. In October 1993, the Company entered into two limited partnership agreements to purchase approximately 90 contiguous acres of land in Colorado Springs, Colorado. The property surrounding the acreage is primarily retail development (restaurants, major grocery chains, gas stations, convenience stores and small retailers) to serve nearby residential developments. A summary of the Company's participation in each partnership is as follows:

     (1) The Company contributed $250,000 cash to the first partnership (Bishop Powers, Ltd.) which purchased approximately 55 acres of land (comprising separate 20 and 35 acre parcels) for commercial development. The Company, as general partner, has an 81% interest with the remaining 19% interest held equally by two individual limited partners who are the general partners in the second partnership (Z-H, Ltd., LLLP) discussed below. The Company was allocated 100% of the income and losses until it had been paid $600,000 plus interest thereon at 8% per annum (not to exceed $100,000) after which the income and losses will be allocated 81% to the Company and 19% to the limited partners. The Company, as general partner, has exclusive management of the partnership. Any transfer of a limited partner's interest requires the written consent of the general partner. The Company, which commenced initial development of the 20 acre parcel in fiscal 1998, is continuing to develop the remaining acreage. The development plan for the 35 acre parcel is a combination of commercial pad sites on 17 acres and an apartment complex on the remaining 18 acres.

In October 1998, the Company entered into a limited partnership agreement (Creekside Apartments, LLLP) with an unrelated third party to develop and construct a 328 unit apartment complex (the "Project"). The Project is subject to the successful rezoning of the 18 acres of undeveloped real property owned by the Company and favorable Project financing. The rezoning process was completed and approved by the appropriate governmental authorities in February 2000. The estimated cost of the Project is $28,500,000 of which $27,300,000 is anticipated to be financed by a non-recourse loan from the U. S. Department of Housing and Urban Development or any other third party lender. The land will be contributed to the partnership at an agreed upon value of $1,600,000 for an initial 80% limited partnership interest. The unrelated third party will contribute services at an agreed upon value of $400,000 for the remaining 20% limited partnership interest. This unrelated third party will also be the general partner and will earn a 20% partnership interest upon the successful lender pre-application conference. Any distributions from the partnership will be allocated to the partners as defined in the partnership agreement. In addition, the limited partners may be required to loan the partnership up to $400,000 each. As of March 31, 2001, the Company had advanced funds of $80,000 to the partnership for costs associated with the development process.

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

On June 15, 1999, the general partners of the partnership ("Seller") entered into an Agreement for Sale and Purchase (the "Agreement") with an unrelated third-party ("Purchaser") for the sale of the real property for $4,400,000. Under terms of the Agreement, the Purchaser has a 270 day Investigative Period to perform and/or obtain all tests, examinations, feasibility studies and other reasonable activities to underwrite the proposed acquisition of the property. Subsequent to March 31, 2000, the Purchaser elected to proceed with the acquisition of the property and made an additional earnest money deposit in accordance with the terms of the Agreement. On May 31, 2000 the Purchaser was given a six-month extension on the Agreement postponing the closing date until May 1, 2001. With the payment of an additional $25,000 in earnest money on April 25, 2001, the Agreement was amended postponing the closing date to August 15, 2001 or such earlier date as the parties may mutually agree. The $75,000 of earnest money previously paid was escrowed and became non-refundable, although still applicable to the purchase price. The Amendment also provided for additional monthly extensions with the payment of non-refundable extension fees that are not applicable to the purchase price. The fees for the first two extensions are $10,000 each, the second two extension fees are $20,000 each and the fee for the final extension is $30,000.

At March 31, 2001, the net carrying value of the Company's 19% interest in Z-H, Ltd., LLLP is $267,576.

Riverton, Wyoming. In October 1995 the Company acquired approximately 5 acres of undeveloped real estate located adjacent to a golf course in Riverton, Wyoming for $80,000 and expended approximately $154,000 for improvements (utilities, drainage, roadway, etc.) in developing a 15 lot subdivision. During fiscal year 1999, the Company replatted 12 of the remaining 14 lots into 10 lots to increase their size. In the current fiscal year, the Company did not sell any of the 11 lots available for sale.

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

Permanent Easement Agreement

The Company entered into an Agreement for Conveyance of Easement with the City of Colorado Springs, Colorado (the "City") for a 20 foot permanent easement for a new sewer line on undeveloped property owned by the Company. The permanent easement, of which a major portion lies on the western boundary of the undeveloped property that borders a drainage channel, approximates 1.6 acres. The City and the Company each engaged an independent real estate appraiser to complete an appraisal on the affected property. The fee for the Company's real estate appraisal was paid by the City. Based on the real estate appraisals, the Company and the City agreed on a two-phase compensation plan of $125,533 for the permanent easement. Phase I closed in September 2000 for $8,333 and Phase II closed in January of 2001 for the balance of $117,200.

Park Land Donation

In May 2001 the Company donated approximately 2.4 acres of land to the City of Colorado Springs for an addition to an existing park. The land is undevelopable for the Company's purposes and the donation relieves the Company of certain Sand Creek drainage obligations.

Natural Gas Royalty Interest

In December 1990, the Company purchased a royalty interest in certain natural gas properties located in Wyoming from an unrelated third-party. Since the Company did not have access to reserve information, the Company engaged an independent petroleum geologist to review available geologic, engineering and production data and to estimate the value for the natural gas royalty interest. Based on this study and other factors, the Company paid approximately $1,067,000 for the royalty interests. In connection with the purchase, the Company formed

Bridger Creek Partnership (the "Partnership") which allocates to the Company, as general partner, the first $40,000 of annual net income (as defined) from the partnership and 80% of annual net income in excess of $40,000. After the Company has received cumulative net income of $1,050,000, plus interest at prime adjusted semi-annually, the Company will receive 60% of the annual net income thereafter. At March 31, 2001, the net carrying value of this interest was $210,060.

The royalty interest is in the Madden Unit (the "Unit") which produces natural gas from producing horizons between 5,500 and 24,000 feet. A gas processing plant in which the Partnership has no ownership interest treats the "sour gas" produced from the Madison formation (24,000 feet). The plant processes 66 MMCFD (million cubic feet per day) from three completed Madison wells. The operator of the Unit completed modification plans in September 1998 that increased the plant capacity from 50 MMCFD to 66 MMCFD. The construction of a second "sour gas" processing plant located north of the existing plant was completed in July 1999. The new plant has the capacity to process 66 MMCFD. A fourth Madison well, which was completed in February 2000 and went on-line in August 2000. A fifth deep well was not completed, but helps to define the reserves. There are two additional Madison wells needed to supply the new processing plant. Drilling has begun on one well and the second is scheduled to begin drilling in the summer of 2001. The saleable plant products include methane and sulfur. Carbon dioxide, which is also removed from the sour gas, is being vented since there is no current market for such product. The Partnership's royalty interest is subject only to plant processing costs and severance and ad valorem taxes.

In April 2000, the operator of the Unit announced plans to construct a third "sour gas" processing plant commencing in October 2000. The new plant, which along with the two existing plants will have the capacity to process 310 million cubic feet of sour gas per day, should be completed by midsummer 2002.

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

Item 2. Description of Property
        -----------------------

The Company's principal properties consist of approximately 36 acres of developed and undeveloped real estate in Colorado and an office building, 11 lot subdivision and natural gas royalty interest in Wyoming. None of the properties are held subject to any encumbrance except for the office building, which is pledged as collateral on the note payable to a bank at March 31, 2001.

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

The Company is developing a 20 acre parcel called "The Crossing at Palmer Park" and 17 acres called "Creekside Center at Galley" of a 35 acre parcel. The remaining 18 acres will be contributed to a partnership that will develop and manage a 328 unit apartment complex ("Creekside Apartments").

The Crossing at Palmer Park

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

In May of 2000, the Company entered into a sale agreement to sell 1.0 acre to AutoZone, Inc. for $440,000 for an automotive parts, supplies and accessories store. The closing of the sale occurred in January 2001. The lot, which was previously platted, has access to all improvements (roadway, utilities, etc.) which were constructed in a prior fiscal year. Accordingly, the Company does not anticipate expending any funds for development costs relating to this sale.

The western boundary of the remaining 14 acres of undeveloped real estate borders a drainage channel that will require certain improvements as the undeveloped land adjacent to the drainage channel is platted for development. The Company estimates that the drainage channel improvement costs will approximate $300,000.

The Company, pursuant to applicable City Code regulations, submitted cash reimbursement requests totaling $381,000 to the City of Colorado Springs/El Paso County Drainage Board (the "Drainage Board") for costs incurred on the construction of public, reimbursable drainage facilities. The Drainage Board, which reviews and approves all reimbursable requests, maintains an approved payment list in chronological order of approval. The approved requests are paid on a semi-annual basis subject to the availability of funds that are generated by certain fees paid by developers and other parties. Accordingly, companies with reimbursable requests on the approved payment list may ultimately not receive any reimbursement. The approved reimbursable amounts can also be used as credits to offset certain fees relating to plat filings or assigned to other parties. The Drainage Board's December 31, 2000 approved payment list reflects approximately $320,000 of reimbursement requests payable to other companies prior to the Company receiving any reimbursement. The Company utilized $11,500 of their credits to offset certain fees associated with their plat filings and assigned credits totaling $153,800 to unrelated third-parties for discounted net cash proceeds of $111,200 that were credited against capitalized land development costs. No assurance can be made that the Company will ultimately receive any funds for the remaining balance of $215,700 and, accordingly, no amounts have been accrued in the accompanying financial statements.

Creekside Center at Galley

The Company's Concept Plan and Plat for Phase I of this development was approved by the appropriate governmental authorities in April 2000. Phase I consists of 4 lots totaling approximately 5 acres. In September 1999 the Company entered into a sale agreement to sell 1.5 acres to Dillon Real Estate Co., Inc. ("Dillon") for $658,892 for a convenience store with retail gas installations. The sale closed in April 2000 and $360,000 of the net proceeds were escrowed for off-site and on-site improvements. The Company received the remaining net proceeds of $199,790.

In October 1999 the Company entered into a sale agreement to sell .84 acre to JH Foods, Ltd. ("JH") for $367,220 for a fast food hamburger establishment. The closing of the sale occurred in October 2000 and $126,089 of the net proceeds were escrowed for off-site and on-site improvements. The Company received the remaining net proceeds of $209,205.

The Company entered into a sales agreement with Waffle House in September of 2000 to sell .79 acres for $350,000 to establish a restaurant. The sale closing was in February 2001. The net proceeds received by the Company were $312,213.

A construction contract for the Phase I development work consisting of grading, utilities, storm sewer, paving and curb and gutter was signed in August 2000 for $404,500. The Company has engaged an engineering firm to do the design of these improvements. Since the off-site and on-site development work had not commenced as of the Dillon closing date, the Company and Dillon agreed to place in escrow the funds for such work. The escrow equaled 1.2 times the amount arrived at by deducting from the estimated development costs of $300,000, the face amount of any letters of credit the Company was required to post with the City. Since the Company had not posted any letters of credit as of the closing date, the amount deposited into escrow was $360,000. The Company and JH agreed that at closing, if the actual cost of the development work, as evidenced by firm bids from contractors, exceeds $300,000, the Company would escrow an amount equal to 1.2 times the amount of such excess. As a result, $126,000 was escrowed from the proceeds of the JH sale.

When the Company commences Phase II of the development, it will be required to make certain improvements to a drainage channel located on the western boundary of the property. The Company has engaged a consultant to prepare a Master Development Drainage Plan ("MDDP") for this parcel which includes estimated costs for such improvements. In addition, the City of Colorado Springs will be responsible for a portion of these costs arising from the City's acquisition of a 20 foot permanent easement on the western boundary of the undeveloped property as previously discussed under the section "Permanent Easement Agreement."

Creekside Apartments

In October 1998, the Company entered into a limited partnership agreement with an unrelated third party to develop and construct a 328 unit apartment complex (the "Project"). The Project is subject to the successful rezoning from PBC-2 to R-5 of the 18 acres of undeveloped real property owned by the Company and favorable Project financing. The rezoning process was completed and approved by the appropriate governmental authorities in February 2000. The estimated cost of the Project is $28,500,000 of which $27,300,000 is anticipated to be financed by a non-recourse loan from the U. S. Department of Housing and Urban Development or any other third party lender. The Company will contribute the land to the partnership at an agreed upon value of $1,600,000 for an initial 80% limited partnership interest. The unrelated third party will contribute services with an agreed upon value of $400,000 for the remaining 20% limited partnership interest. This unrelated third party will also be the general partner. After the successful lender pre-application conference, distributions to the partners will be 20% to the general partner and the remaining 80% will be distributed 80% to Bishop Powers, Ltd. and 20% to the general partner. Any distributions from the partnership will be allocated to the partners as set forth in the partnership agreement.

Reserves

Reserve information relating to the natural gas royalty interest owned is not included because the information is not made available to royalty interest owners by Louisiana Land and Exploration Company, a wholly-owned subsidiary of Burlington Resources Inc., the operator of the properties. The Company's share of production from the royalty interest for the year ended March 31, 2001 was 96,400 mcf.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 31, 2001.




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

          Quarter Ended                 High Bid                 Low Bid
          -------------                 --------                 -------

             3/31/99                       .500                   .375
             6/30/99                       .625                   .406
             9/30/99                       .625                   .563
            12/31/99                       .594                   .594

             3/31/00                       .750                   .625
             6/30/00                      1.375                   .660
             9/30/00                      1.375                   .625
            12/31/00                      1.025                   .665

             3/31/01                      1.750                   .665

As of May 31, 2001, there were approximately 2,000 holders of record of the Company's common stock (which number does not include shareholders whose shares are held of record by brokerage firms).

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





Item 6. Management Discussion and Analysis of Financial Condition and Results of
        ------------------------------------------------------------------------
Operations
----------

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

Results of Operations
---------------------

The Company had net income of $448,000 for the fiscal year ended March 31, 2001 compared to net income of $32,600 for fiscal 2000. The increase is primarily attributable to an increase in real estate sales and gas royalties offset by unrealized loss on marketable securities.

Fiscal 2001 Compared to Fiscal 2000

Gross profit on real estate sold of $734,700 in fiscal 2001 resulted from the sale of four commercial lots in Colorado Springs, Colorado. In fiscal 2000, the gross profit on real estate sold of $2,900 resulted primarily from the sale of one lot in Riverton, Wyoming. The Company had real estate sales of $1,240,600 in fiscal 2001 compared to $21,200 in fiscal 2000 that were offset by costs of real estate sold of $506,000 and $18,300, respectively.

General and administrative expenses decreased $132,300 or 24% in fiscal 2001 primarily due to the reduction of payroll costs, which were high the prior year due to the accrual of post-employment benefits payable to a former Corporate Officer.

Depreciation and amortization decreased $3,000 or 18% in fiscal 2001 due to some assets becoming fully depreciated.

Gas royalties, net of amortization, increased $230,300 in fiscal 2001 compared to fiscal 2000 primarily due to additional gas wells on production and completion of a second "sour gas" processing plant. Natural gas production increased 2% (96,400 mcf in 2001 compared to 94,600 mcf in 2000) and the average sales price of natural gas increased 123% ($4.48 per mcf in 2001 compared to $2.01 per mcf in 2000). Gas processing costs and production taxes increased 19% ($28,600 in 2001 compared to $23,900 in 2000) and is primarily due to additional gas plant production.

Interest income increased $400 or 4% in fiscal 2001 from fiscal 2000 primarily due to stronger cash balances in the current fiscal year.

Easement income of $114,600 is the net result of the sale of a sewer line easement to the City of Colorado Springs, Colorado.

Rental income increased $2,000 or 7% in fiscal 2001 from fiscal 2000 primarily due to tenant annual lease increases of office space in the Company's corporate office building.

The net gain on sale of marketable securities of $30,500 in fiscal 2001 is the gain from the sale of one equity security.

The net unrealized loss on marketable securities of $423,000 in fiscal 2001 represents the net change in the market value of the trading securities portfolio from March 31, 2000.

Equity in limited partnership income reflects a loss of $1,000 in fiscal 2001 due to limited operation.

Interest expense decreased $15,200 in fiscal 2001 compared to fiscal 2000 primarily due to repayments of the bank note.

The minority interest in income of partnership represents the limited partner's 20% share of net gas royalty income computed on a fiscal year basis and the limited partners' 19% interest in the Colorado Springs, Colorado property under development.

Financial Condition

At March 31, 2001, the Company had working capital of $823,800.



The following summary table reflects comparative cash flows for the Company for the two years ended March 31, 2001:

                                                           Years Ended
                                                            March 31,
                                                     -----------------------
                                                        2001         2000
                                                       ------       ------
     Net cash provided by (used in):
         Operating activities                        $ 666,400    $  (8,200)
         Investing activities                          (17,100)         800
         Financing activities                         (173,800)      11,800

Net cash used in operating activities increased from $(8,200) in fiscal 2000 to $666,400 in fiscal 2001. The increase is primarily attributable to an increase in net income and an increase in deferred revenue from the sale of commercial pad sites in Colorado Springs, Colorado.


Net cash used in investing activities in fiscal 2001 resulted primarily from advances on notes receivable of $65,000 offset by the proceeds from sales of marketable securities of $36,600. In fiscal 2000, net cash provided by investing activities resulted primarily from proceeds from the sale of property and equipment of $6,900 and collection of notes receivable of $5,200 offset by the purchase of equipment for $11,300.

Net cash used in financing activities in fiscal 2001 resulted primarily from distributions to minority partners of $104,300, purchase of treasury stock for $59,100 and repayment of borrowings of $10,400. Net cash provided by financing activities in fiscal 2000 resulted from bank borrowings of $24,000 offset by repayment of borrowings of $10,200 and the purchase of treasury stock for $2,000.

The Company's material commitments for capital expenditures in the next twelve months will be in conjunction with the undeveloped acreage in Colorado Springs, Colorado relating to (i) the Phase III development of "The Crossing at Palmer Park" on the remaining 6 acres (ii) the proposed "Creekside Apartments" project consisting of 328 units on 18 acres and (iii) the development of "Creekside Center at Galley" on 17 acres.

When the Company develops Phase III of "The Crossing at Palmer Park," it will incur development costs for additional drainage channel improvements. The Company anticipates that the estimated costs of $300,000 for these improvements will be funded by cash proceeds from lot sales.

In connection with the proposed apartment complex, the Company may have to loan Creekside Apartments, LLLP, under terms of the partnership agreement, up to $320,000 for costs associated with the development process and other partnership matters. The Company anticipates that the loan advances, will be funded from either working capital or cash proceeds from lot sales.

The Company has commenced the Phase I development of the Creekside Center at Galley. The estimated costs for the Phase I development work consisting of grading, utilities, storm sewer, paving, curb and gutter and 24" water main are approximately $672,700. These costs have been funded by the $360,000 that was placed in escrow from the closing of the Dillon real estate sale contract in April 2000 and the $126,089 placed in escrow from the JH Foods closing in October 2000. Subsequent to March 31, 2001, a change order was signed for $218,000 for the costs of installing a 24" city water main to service Creekside Center. Reimbursements from the City will be applied for when the water main has been approved, although reimbursements are not guaranteed and are subject to Water Resources Department approval and available funds.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
Financial Disclosure
--------------------


     None



                                    Part III
                                    --------

Item 9. Directors and Executive Officers of the Registrant
        --------------------------------------------------

               Identification of Directors and Executive Officers

             Name                  Age                 Office
             ----                  ---                 ------
     Robert E. Thrailkill           69      Chairman of the Board, President
                                                and Chief Executive Officer

     Sherry L. Moore   (1)          52      Secretary

     Robert J. Thrailkill   (2)     42      Director

     (1)  Ms. Moore was elected an officer effective July 1, 2000.

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

     Sherry L. Moore. Ms. Moore has served as Secretary of the Company since July 2000. Previously, Ms. Moore served as Comptroller of the Company from November 1995 to April 2000 and Comptroller of Metro Capital Corporation, the Company's former parent corporation, from January 1987 to November 1995. Prior to joining Metro Capital Corporation, she held various financial positions with other companies.

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

Robert J. Thrailkill is the son of Robert E. Thrailkill.

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



Item 10. Executive Compensation
         ----------------------

     Summary Compensation Table

The following table sets forth the compensation received by the Chief Executive
Officer for the years ended March 31, 2001, 2000 and 1999. No other executive officer had total annual salary and bonus exceeding $100,000 for the year ended
March 31, 2001.



                                                                             Long Term
      Name                           Annual Compensation                 Compensation Awards
      and                  ----------------------------------------   ------------------------
    Principal                                           Other Annual      Restricted    Options
    Position               Year     Salary     Bonus   Compensation   Stock Award ($)  SARS(#)
    --------               ----     ------     -----   ------------   ---------------  -------
Robert E. Thrailkill       2001    $145,000    $ --    $ 41,000 (2)      $    --         --
President, Chief           2000     145,000      --        --                 --         --
Executive Officer          1999     145,000      --      11,200 (1)           --         --
and Director

--------------
          (1)       Consists of 20,000 restricted shares issued as additional
                    compensation with a fair market value of $.56 per share.

          (2) Consists of two issues of 20,000 restricted shares each as additional compensation with a fair market value of $.67 and $1.38 per share.

          Compensation of Directors

     There are no current arrangements for the compensation of directors for services rendered. There are no other arrangements whereby any of the Company's directors received compensation for services as a director during fiscal 2001.

          Employment Contracts and Termination of Employment and
          Change-in-Control Arrangements.

     In November 1995, a Management Agreement (the "Agreement") was entered into between the Company, Robert E. Thrailkill, the Company's President, and the
Company's previous parent company. The Agreement is for a five-year term and is renewable from year to year thereafter unless terminated previously by either party. Under the Agreement, Mr. Thrailkill is paid an annual salary of $145,000, which salary may be increased by the Board of Directors from time to time in accordance with normal business practices of the Company; his expenses are reimbursed in accordance with the Company's policies and procedures; he participates in and receives established employee benefits and he is entitled to participate in any future benefit made available by the Company to its executives. The Agreement terminates upon death or disability and may be terminated by the Company for cause (as defined in the Agreement). The Agreement may also be terminated upon a breach of the Agreement, and in the event there is a change in control of the Company (as defined in the Agreement). If the Agreement is terminated because of a breach of the Agreement by the Company or a change in control, the Company shall pay severance pay equal to the product of
(a) the annual salary rate in effect multiplied by (b) the greater of the number of years (including partial years) remaining in the term of employment or the

                                       17

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

Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     a. Security Ownership of Certain Beneficial Owners

The following table shows, as of May 31, 2001, those persons known by the Company to be the beneficial owners of more than 5% of the Company's Common
Stock:

                                              Amount and Nature
                     Name and Address           of Beneficial         Percent
Title of Class     of Beneficial Owner            Ownership           of Class
--------------    ---------------------       -----------------       --------
 Common Stock     Robert E. Thrailkill             198,470              22.3%
                  716 College View Drive
                  Riverton, WY 82501

Common Stock      Francarep, Inc.  (1)              68,750               7.8%
                  50 Av. des Champs-Elysees
                  75008 Paris, France
----------------

          (1)  All shares are beneficially owned by Georges Babinet.

     b. Security Ownership of Management

The following table shows, as of June 1, 2001, management's ownership of the Company's Common Stock:

                                             Amount and Nature
                     Name and Address          of Beneficial          Percent
Title of Class     of Beneficial Owner           Ownership            of Class
--------------    --------------------       -----------------        --------
 Common Stock     Robert E. Thrailkill            198,470               22.3%
                  716 College View Drive
                  Riverton, WY 82501

Common Stock      Robert J. Thrailkill             23,438                2.6%
                  716 College View Drive
                  Riverton, WY 82501

Common Stock      Sherry L. Moore                   5,625                 .6%
                  P.O. Box 925
                  Riverton, WY  82501

Common Stock      All officers and directors
                  as a group (three persons)      227,533               25.6%

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

     b. Indebtedness of Management

     No officer or director of the Company has been indebted to the Company directly or indirectly during fiscal year 2001 in an amount exceeding $60,000.




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

         10.20 Agreement for the Purchase and Sale of Commercial Real Estate dated September 12, 2000 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and Waffle House. (5)

         10.21 Agreement for the Conveyance of Easement between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation, as General Partner and the City of Colorado Springs, Colorado, a Home Rule City and Municipal Corporation on behalf of its enterprise, Colorado Springs Utilities dated September 29, 2000.
               (5)

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

          (5) Incorporated by reference to exhibits filed with Registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 2000.

     b. Reports on Form 8-K

          None

                                   Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BISHOP CAPITAL CORPORATION
                                            (Registrant)


Date: June 26, 2001                         By:  /s/  Robert E. Thrailkill
                                               --------------------------------
                                                      Robert E. Thrailkill
                                                      President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date: June 26, 2001                              /s/  Sherry L. Moore
                                               --------------------------------
                                                      Sherry L. Moore
                                                      Secretary/Chief Financial
                                                      Officer


Date: June 26, 2001                              /s/  Robert J. Thrailkill
                                               --------------------------------
                                                      Robert J. Thrailkill
                                                      Director

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Independent Auditor's Report.................................................F-2

Consolidated Balance Sheet - March 31, 2001..................................F-3

Consolidated Statements of Income - For the Years Ended
 March 31, 2001 and 2000.....................................................F-4

Consolidated Statements of Changes in Stockholders' Equity -
 For the Years Ended March 31, 2001 and 2000.................................F-5

Consolidated Statements of Cash Flows - For the Years Ended
 March 31, 2001 and 2000.....................................................F-6

Notes to Consolidated Financial Statements...........................F-7 to F-14

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Bishop Capital Corporation
Riverton, Wyoming


We have audited the accompanying consolidated balance sheet of Bishop Capital Corporation and subsidiaries as of March 31, 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bishop Capital Corporation and subsidiaries as of March 31, 2001, and the results of their operations and their cash flows for the years ended March 31, 2001 and 2000, in conformity with generally accepted accounting principles.



  /s/  HEIN + ASSOCIATES LLP
  ---------------------------
       HEIN + ASSOCIATES LLP

Denver, Colorado
May 25, 2001



                           BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                                         MARCH 31, 2001

                                             ASSETS
                                             ------
CURRENT ASSETS:
    Cash and equivalents                                                           $   497,546
    Restricted cash                                                                    244,517
    Marketable securities                                                              758,367
    Receivables:
         Gas royalties                                                                 101,223
         Interest and other                                                             23,982
    Prepaid expenses and other                                                          15,798
                                                                                   -----------
             Total current assets                                                    1,641,433
PROPERTY AND EQUIPMENT:
    Building                                                                           231,699
    Furniture and fixtures                                                              74,814
    Less accumulated depreciation                                                     (146,764)
                                                                                   -----------
             Net property and equipment                                                159,749
                                                                                   -----------
OTHER ASSETS:
    Land under development                                                             885,562
    Investment in limited partnership                                                  267,576
    Gas royalty interest, net of accumulated amortization of $856,991                  210,060
    Deferred income taxes                                                              178,000
    Notes receivable                                                                    96,403
    Other assets, net                                                                    6,632
                                                                                   -----------
             Total other assets                                                      1,644,233
                                                                                   -----------
TOTAL ASSETS                                                                       $ 3,445,415
                                                                                   ===========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                          $    87,169
    Current maturities of long-term debt                                                11,278
    Deferred revenue                                                                   575,272
    Deferred income taxes                                                               18,000
    Payable to broker                                                                  125,877
                                                                                   -----------
             Total current liabilities                                                 817,596

LONG-TERM DEBT, less current maturities                                                213,261

COMMITMENTS (Notes 5 and 9)

MINORITY INTEREST                                                                       80,989

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value; 5,000,000 shares authorized, no shares issued          --
    Common stock, $.01 par value; 15,000,000 shares authorized; 918,355 shares
    issued                                                                               9,184
    Treasury stock, 33,128 shares, at cost                                             (61,954)
    Capital in excess of par value                                                   2,258,199
    Accumulated deficit                                                                128,140
                                                                                   -----------
             Total stockholders' equity                                              2,333,569
                                                                                   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 3,445,415
                                                                                   ===========


               See accompanying notes to these consolidated financial statements.

                                              F-3



                      BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF INCOME

                                                              FOR THE YEARS ENDED
                                                                   MARCH 31,
                                                          --------------------------
                                                              2001           2000
                                                          -----------    -----------
REAL ESTATE SALES                                         $ 1,240,648    $    21,244
COST OF REAL ESTATE SALES                                     505,983         18,270
                                                          -----------    -----------
GROSS PROFIT ON REAL ESTATE SOLD                              734,665          2,974

COSTS AND EXPENSES:
    General and administrative                                423,320        555,610
    Depreciation and amortization                              13,386         16,353
                                                          -----------    -----------
                                                              436,706        571,963
                                                          -----------    -----------

INCOME (LOSS) FROM OPERATIONS                                 297,959       (568,989)

OTHER INCOME (EXPENSE):
    Gas royalties, net of amortization of $13,344             386,997        156,684
    Interest income                                            11,366         10,962
    Dividend income                                            21,628         18,435
    Rental income                                              30,911         28,916
    Net gain on sale of marketable securities                  30,511        285,708
    Net unrealized gain (loss) on marketable securities      (423,019)       113,707
    Equity in limited partnership income (loss)                (1,006)        51,574
    Interest expense                                          (29,536)       (44,760)
    Sale of sewer easement                                    114,565           --
    Other                                                        --            3,852
                                                          -----------    -----------

INCOME BEFORE INCOME TAXES                                    440,376         56,089

Income tax (provision) benefit:
    Current                                                      --             --
    Deferred                                                  160,000           --
                                                          -----------    -----------
                                                              600,376           --

MINORITY INTEREST IN INCOME OF PARTNERSHIP                   (152,383)       (23,507)
                                                          -----------    -----------

NET INCOME                                                $   447,993    $    32,582
                                                          ===========    ===========

EARNINGS PER SHARE (BASIC AND DILUTED)                    $       .50    $       .04
                                                          ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (BASIC
AND DILUTED)                                                  893,000        876,000
                                                          ===========    ===========


          See accompanying notes to these consolidated financial statements.

                                         F-4




                                            BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                            FOR THE YEARS ENDED MARCH 31, 2001 AND 2000



                                     COMMON STOCK                TREASURY STOCK
                               -------------------------   --------------------------    CAPITAL IN
                                NUMBER OF                   NUMBER OF                     EXCESS OF    ACCUMULATED
                                 SHARES         AMOUNT       SHARES          AMOUNT       PAR VALUE      DEFICIT         TOTAL
                               -----------   -----------   -----------    -----------    -----------   -----------    -----------
BALANCES, April 1, 1999            878,355   $     8,784        (1,000)   $      (815)   $ 2,217,599   $  (352,434)   $ 1,873,134

  Purchase of treasury stock          --            --          (2,561)        (2,005)          --            --           (2,005)
  Net income                          --            --            --             --             --          32,582         32,582
                               -----------   -----------   -----------    -----------    -----------   -----------    -----------

BALANCES, March 31, 2000           878,355         8,784        (3,561)        (2,820)     2,217,599      (319,852)     1,903,711

  Purchase of treasury stock          --            --         (29,567)       (59,134)          --            --          (59,134)
  Stock bonus                       40,000           400          --             --           40,600          --           41,000
  Net income                          --            --            --             --             --         447,993        447,993
                               -----------   -----------   -----------    -----------    -----------   -----------    -----------

BALANCES, March 31, 2001           918,355   $     9,184       (33,128)   $   (61,954)   $ 2,258,199   $   128,141    $ 2,333,570
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


                                                               F-5



                             BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               FOR THE YEARS ENDED
                                                                                    MARCH 31,
                                                                             ----------------------
                                                                                2001        2000
                                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $ 447,993    $  32,582
     Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
             Minority interest                                                 152,383       23,507
             Depreciation                                                       10,881       16,353
             Amortization                                                       13,344       13,344
             Deferred income taxes                                            (160,000)        --
             Common stock issued to employees for compensation                  41,000         --
             Equity in limited partnership income                                1,006      (51,574)
             Net gain on sale of marketable securities                         (30,511)    (285,708)
             Net change in unrealized (gain) loss on marketable securities     423,019     (113,707)
             Gain on sale of property and equipment                               --         (3,852)
             Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Restricted cash                                         (244,517)        --
                      Marketable securities                                   (355,239)     419,876
                      Gas royalties receivable                                 (83,363)      15,284
                      Interest and other receivables                           (22,255)       6,483
                      Prepaid expenses and other                                 7,864        9,653
                      Land under development                                   (75,947)     (11,567)
                 Increase (decrease) in:
                      Accounts payable and accrued expenses                    (78,297)      69,591
                      Deferred revenue                                         575,272         --
                      Payable to broker                                         43,758     (148,446)
                      Tax liabilities                                             --           --
                                                                             ---------    ---------
             Net cash provided by (used in) operating activities               666,391       (8,181)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Funds advanced under notes receivable                                     (65,000)        --
     Proceed from sales of marketable securities                                36,574         --
     Proceeds from collection of notes receivable                                5,660        5,158
     Purchase of property and equipment                                         (4,886)     (11,252)
     Proceeds from sale of property and equipment                                 --          6,916
     Other                                                                      10,550         --
                                                                             ---------    ---------
             Net cash provided by (used in) investing activities               (17,102)         822

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to minority shareholders                                   (104,316)        --
     Proceeds from borrowings                                                     --         24,000
     Principal payments on borrowings                                          (10,399)     (10,156)
     Treasury stock acquired                                                   (59,134)      (2,005)
                                                                             ---------    ---------
             Net cash provided by (used in) financing activities              (173,849)      11,839
                                                                             ---------    ---------
NET INCREASE IN CASH AND EQUIVALENTS                                           475,440        4,480

CASH AND EQUIVALENTS, beginning of year                                         22,106       17,626
                                                                             ---------    ---------
CASH AND EQUIVALENTS, end of year                                            $ 497,546    $  22,106
                                                                             =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                  $  29,625    $  44,760
                                                                             =========    =========
     Cash received for income taxes                                          $    --      $   5,000
                                                                             =========    =========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITY:
     Prepaid vehicle lease through vehicle sale                              $    --      $  40,475
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

                  BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                  BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

3.   MARKETABLE SECURITIES:
     ----------------------

     The cost and estimated fair market value of trading securities at March 31, 2001, are as follows:

                                                            Fair         Net
                                                           Market    Unrealized
                                               Cost        Value     Gain (Loss)
                                            ---------    ---------    ---------

         Redeemable preferred securities    $ 391,706    $ 391,873    $     167
         Equity securities                    335,688      366,494       30,806
                                            ---------    ---------    ---------

                                            $ 727,394    $ 758,367    $  30,973
                                            =========    =========    =========


     At March 31, 2001, the Company's investment in equity securities included two companies with fair values of $121,000 and $114,000. The Company also had investments in two redeemable preferred securities with fair values of $199,000 and $152,000.

4.   GAS ROYALTY INTEREST:
     --------------------

     In December 1990, the Company purchased a royalty interest in certain gas properties located in Wyoming for approximately $1,067,000. At March 31, 2001, the net carrying value of this interest amounts to $210,060. Revenues related to this royalty interest are affected by local gas transportation, processing, and marketing arrangements. Reserve disclosures related to the gas royalty interest are not presented because the information is unavailable from the operator of the properties.

     In connection with the purchase, the Company formed a tax partnership (Bridger Creek Partnership), which allocates to the Company the first $40,000 of annual cash flow from the partnership and 80% of annual cash flow in excess of $40,000. After the Company receives cumulative cash flow of $1,050,000 plus interest at prime adjusted semi-annually, the Company will be entitled to 60% of the annual cash flow of the partnership. For the year ended March 31, 2001, general partner and limited partner distributions were $156,321 and $70,896; respectively.

                  BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   LAND DEVELOPMENT PARTNERSHIPS:
     -----------------------------

     General Partnership Interest - In October 1993, the Company became the general partner of a limited partnership to develop or sell 55 acres of undeveloped real estate. The Company contributed $250,000 cash for its 81% general partnership interest. The remaining 19% interest is held by the limited partners who are the general partners in the partnership described below. The Company was allocated 100% of the income and losses until it had been paid $700,000, after which the allocation is apportioned according to ownership interests. At March 31, 2001, general partner and limited partner distributions were allocated as $1,276,245 and $33,418; respectively. As of March 31, 2001, the Partnership's activities were focused on the development of four commercial pad sites on approximately 5 acres of a 30-acre parcel. Three of the pad sites under development were sold during the year ended March 31, 2001. Accordingly, $575,272 of revenue was deferred at March 31, 2001, as additional development work was required under these sales contracts. Additionally, a previously developed pad was sold for which no profit was deferred. No pad sites were sold during the year ended March 31, 2000.

     In connection with the real estate sales, the Company used the percentage-of-completion method to determine the amount of gross profit to be recognized for the years ended March 31, 2001 and 2000, as follows:


                                                          2001           2000
                                                      -----------    -----------

         Sales of real estate                         $ 1,240,648    $    21,244
               Less cost of real estate sold              505,983         18,270
                                                      -----------    -----------

                Gross profit on sales of real estate  $   734,665    $     2,974
                                                      ===========    ===========



     The Company sold one lot in its residential development during the fiscal year ending March 31, 2000.

     Limited Partnership Interest - The Company also became a limited partner in a limited partnership, which purchased approximately 35 acres of undeveloped land adjacent to the land mentioned above. The partnership constructed a golf driving range, miniature golf, and batting facility which was completed in July 1994. The Company contributed $350,000 cash for its 19% partnership interest, which is reported under the equity method of accounting. In July 1997, the general partner (Seller) entered into an Agreement of Purchase and Sale of Leasehold with an unrelated third party (Purchaser) for the sale of all improvements, buildings, and fixtures for $71,500 cash, $100,000 of Purchaser's restricted common stock and assumption by Purchaser of approximately $887,000 of debt. The closing of the transaction occurred in October 1997. In connection with the real property, the parties entered into a 25-year Ground Lease (the "Lease") whereby the Purchaser will pay annual rents aggregating $3,909,000 over the Lease term. On June 15, 1999, the general partner of Z-H, Ltd. (Seller) entered into an Agreement for Sale and Purchase (the "Agreement") with an unrelated third party (Purchaser) for the sale of the real property, currently subject to the Ground Lease (the "Lease") for $4,400,000 cash. Under terms of the Agreement, the Purchaser has a 270-day investigative period to perform due diligence and arrange financing. Subsequent to March 31, 2000, the Purchaser elected to proceed with the acquisition of the property, and additional earnest money deposits were made in accordance with the terms of the Agreement. On May 31, 2000, the Purchaser was given a

                  BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     six-month extension on the Agreement postponing the closing date until May 1, 2001. With the payment of an additional $25,000 in earnest money on April 25, 2001, the Agreement was amended postponing the closing date to August 15, 2001 or such earlier date as the parties may mutually agree. The $75,000 of earnest money previously paid was escrowed and became non-refundable, although still applicable to the purchase price. The Amendment also provided for additional monthly extensions with the payment of non-refundable extension fees that are not applicable to the purchase price. The fees for the first two extensions are $10,000 each, the second two extension fees are $20,000 each and the fee for the final extension is $30,000. As of March 15, 2000, the lease agreement was terminated with all improvements and personal property assigned to the limited partnership. The Company's share of the gain from the sale of the improvements is approximately $50,000 of which approximately $0 and $45,000 was recognized using the installment method of accounting during the years ended March 31, 2000 and 1999, respectively.

     Following is a summary of condensed financial information pertaining to this limited partnership:


         Balance sheet data at March 31, 2001:
              Current assets                             $ 192,000
              Noncurrent assets                            482,000
              Current liabilities                          (44,000)
              Notes payable - general partners            (318,000)
              Notes payable - other                       (350,000)


                                                          Years Ended March 31,
                                                         ----------------------
                                                           2001         2000
                                                         ---------    ---------
         Operations data:
              Revenue                                    $ 127,000    $    --
              Costs and expenses                          (162,000)     (48,000)
              Other income (expense)                        30,000      319,000
                                                         ---------    ---------

              Net income (loss)                          $  (5,000)   $ 271,000
                                                         =========    =========

              Company's equity in limited partnership
              income (loss)                              $  (1,006)   $  51,574
                                                         =========    =========


     The land owned by the partnerships discussed above is located in Colorado Springs, Colorado and, accordingly, the value of these properties is directly affected by local economic and operating conditions. At March 31, 2001, there is a difference of approximately $260,000 between the carrying value of the Company's investment and its 19% interest in the net assets and liabilities of the limited partnership. This difference is primarily attributable to the residual value of the land.

                  BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.   BENEFIT PLAN:
     ------------

     Pension Plan - The Company has a pension plan (the "Plan"). Eligible employees may make voluntary contributions to the Plan; however, employee contributions are limited as specified in the Plan.

     The Company, at its discretion, may make additional contributions to the Plan. The Company made contributions of $36,235 for 2001. No contributions by the Company were made in 2000.


7.   LONG-TERM DEBT:
     --------------

     In December 1998, the Company obtained a $250,000 line-of-credit which is collateralized by the Company's building. Principal and interest (at 8.25% per annum) payments are due monthly and the line-of-credit matures in December 2003.

     The following is a schedule of future principal payments as of March 31, 2001:

     Year Ending March 31,

          2002                                              $   11,278
          2003                                                  12,231
          2004                                                 201,030
                                                            ----------
                                                            $  224,539

8.   INCOME TAXES:
     ------------

     Income tax expense differs from the amounts computed using the statutory rate of 34% as follows:

                                                         Years Ended March 31,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
          Computed tax expense at the expected
          statutory rate                               $   98,000    $   10,000
          State income taxes, net of Federal benefit       11,000         1,000
          Non-deductible expenses                            --          (1,000)
          Utilization of NOL carryforwards                (61,000)         --
          Change in valuation allowance                  (208,000)       (4,000)
          Surtax exemption                                   --          (6,000)
                                                       ----------    ----------

                       Income tax expense (benefit)    $ (160,000)   $     --
                                                       ==========    ==========

                  BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of March 31, 2001, are presented below:

         Deferred tax assets:
                 Gas royalty interest                             $    172,000
                 Land under development                                 60,000
                 Net operating loss carryforwards                      116,000
                 Other                                                   3,000
                                                                  ------------
                       Total deferred tax assets                       351,000
                 Less valuation allowance                             (172,000)
                                                                  ------------
                       Net deferred tax asset                          179,000
                                                                  ------------

         Deferred tax liabilities:
                 Net unrealized gain on marketable securities           12,000
                 Other                                                   6,000
                                                                  ------------
                       Total deferred tax liabilities                   18,000
                                                                  ------------

                       Net deferred tax asset                     $    161,000
                                                                  ============


     As of March 31, 2001, Bishop has a net operating loss carryforward for Federal income tax purposes of approximately $238,000, net of $87,000 which is subject to limitations under IRS Section 382 as a result of the spin-off discussed in Note 1. If not previously utilized, these carryforwards will expire by 2020.

9.   COMMITMENTS:
     ------------

     In October 1998, the Company entered into a limited partnership agreement with an unrelated third party to develop and construct a 328 unit apartment complex (the "Project"). The Company contributed $4,000 towards the project during the year ended March 31, 1999. The estimated cost for the Project is $28,500,000 of which $27,300,000 is anticipated to be financed by a non-recourse loan from the U.S. Department of Housing and Urban Development or any other third party lender. The Company will be required to contribute the land valued at $1,600,000 (costing approximately $38,000) for an 80% limited partner interest. The unrelated third party will be required to contribute $400,000 of services for the remaining 20% limited partner interest and will also be the general partner. In addition, the limited partners may be required to loan the partnership up to $400,000 each. In January 1999, the Company and the other limited partner each loaned $15,000 to the partnership for costs associated with the rezoning process which was completed in the fiscal year 2000. In fiscal year 2001, the Company and the other limited partner each loaned an additional $65,000 to the Partnership for costs associated with land development expenses.

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

                  BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     terminated without cause, the Company would be required to pay as severance pay an amount equal to the Executive's salary in effect as of the date of termination multiplied by the greater number of years remaining in the term of employment or the number three.

10.  FINANCIAL INSTRUMENTS:
     ---------------------

     SFAS No. 107 requires the Company to disclose the fair value of certain financial instruments in its financial statements. Accordingly, at March 31, 2001, management's best estimate is that the carrying amount of cash and equivalents, notes and other receivables, accounts payable, notes payable, accrued expenses, and payable to broker, approximates fair value due to the short maturity of these instruments or the interest rate approximates the Company's effective borrowing rate.

11.  RELATED PARTY TRANSACTIONS:
     --------------------------

     The Company made income distributions totaling $104,314 to limited partners throughout fiscal year 2001. The Company also purchased treasury shares from a former director for $59,126 during February of 2001.

12.  STOCK-BASED COMPENSATION:
     ------------------------

     During the year ended March 31, 2001, the Company issued 40,000 shares of its common stock to an employee of the Company for services performed on behalf of the Company. The Company recognized a charge to operations for the fair value of these shares of $41,000 for the year ended March 31, 2001. There were no shares issued for the year ended March 31, 2000.

13.  SUBSEQUENT EVENT:
     ----------------

     Subsequent to March 31, 2001, the Company entered into additional construction costs valued at approximately $218,000 to build a water main on the construction in Colorado Springs. The Company plans to submit to the City for reimbursement for design and material costs; however, it is currently not approved by the City of Colorado Springs.