Form 10QSB
period 2001-06-30
BISHOP CAPITAL CORP
filed 2001-08-14
CIK 1028426

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

         For the Quarterly Period Ended                  Commission File Number
                    June 30, 2001                               0-21867


                           BISHOP CAPITAL CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                   Wyoming                                        84-0901126
         ------------------------------                       -----------------
        (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                      Identification No.)

       716 College View Drive, Riverton, Wyoming                    82501
         --------------------------------------                    --------
        (Address of principal executive offices)                  (Zip Code)

                                 (307) 856-3800
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             -----  -----

The number of shares outstanding of the issuer's $.01 par value Common Stock as of August 6, 2001 was 888,788.

Transitional Small Business Disclosure Format
(Check one):    Yes  X  No
                   -----  -----



                           BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                                          JUNE 30, 2001

                                           (Unaudited)

                                             ASSETS

Current Assets:
    Cash and equivalents                                                           $   259,902
    Restricted Cash                                                                     41,881
    Marketable securities                                                              865,041
    Receivables:
         Gas royalties                                                                  54,195
         Interest and other                                                             28,964
    Prepaid expenses and other                                                          11,558
                                                                                   -----------
                 Total current assets                                                1,261,541

Property and Equipment:
    Building                                                                           231,699
    Furniture                                                                           72,459
    Vehicles and equipment                                                               1,925
                                                                                   -----------
                                                                                       306,083
    Less accumulated depreciation                                                     (149,122)
                                                                                   -----------
                 Net property and equipment                                            156,962
                                                                                   -----------

Other Assets:
    Land under development                                                             888,953
    Investment in limited partnership                                                  263,388
    Gas royalty interest, net of accumulated amortization of $846,983                  206,724
    Deferred income taxes                                                              178,000
    Notes receivable                                                                   155,477
    Other assets, net                                                                   98,970
                                                                                   -----------
                Total other assets                                                   1,791,512
                                                                                   -----------
Total Assets                                                                       $ 3,210,014
                                                                                   ===========


                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued  expenses                                         $   161,754
    Current maturities of long-term debt                                                10,613
    Deferred income taxes                                                               17,500
    Deferred revenue                                                                   351,961
    Payable to broker                                                                  120,704
                                                                                   -----------
               Total current liabilities                                               662,532

Long-term debt, less current maturities                                                211,441
Minority interests                                                                      71,088

Stockholders' Equity:
    Preferred stock, no par value; 5,000,000 shares authorized, no shares issued          --
    Common stock, $.01 par value; 15,000,000 shares authorized;
               888,788 shares issued and outstanding                                     9,184
    Treasury stock, 33,124 shares                                                      (61,954)
    Capital in excess of par value                                                   2,258,199
    Accumulated deficit                                                                 59,524
                                                                                   -----------
              Total stockholders' equity                                             2,264,953
                                                                                   -----------

Total Liabilities and Stockholders' Equity                                         $ 3,210,014
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

                                               2

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                          For the Three Months
                                                             Ended June 30,
                                                         ----------------------
                                                           2001         2000
REVENUES
    Sales of real estate                                 $ 223,311    $    --

COSTS AND EXPENSES:
    Cost of real estate sold                               280,784         --
    General and administrative                             109,686      110,159
    Depreciation and amortization                            2,787        5,970
                                                         ---------    ---------
                                                           393,257      116,129
                                                         ---------    ---------

LOSS FROM OPERATIONS                                      (169,947)    (116,129)

OTHER INCOME (EXPENSE):
    Gas royalties, net of amortization of $3,336
          and $3,336, respectively                          64,327       47,878
    Interest income                                         23,020        1,256
    Dividend income                                          7,854        4,525
    Rental income                                            6,726        6,936
    Net loss on sale of marketable securities               (1,612)        --
    Net unrealized gain (loss) on marketable securities     15,391     (199,043)
    Gain on sale of property                                   250         --
    Equity in limited partnership income                    (4,188)        --
    Interest expense                                        (5,916)      (6,796)
                                                         ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES                        $ (64,095)   $(261,373)

PROVISION FOR INCOME TAXES                                    --           --
MINORITY INTEREST IN INCOME OF PARTNERSHIPS                 (4,523)      (8,098)
                                                         ---------    ---------

NET INCOME (LOSS)                                        $ (68,617)   $(269,471)
                                                         =========    =========

EARNINGS (LOSS) PER SHARE                                $    (.08)   $    (.31)
                                                         =========    =========

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                                     888,788      878,355
                                                         =========    =========


       See accompanying notes to these consolidated financial statements.




                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three Months Ended
                                                                         June 30,
                                                                 ----------------------
                                                                    2001         2000
                                                                 ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                           $ (68,617)   $(269,471)
     Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
           Minority Interest                                         4,523        8,098
           Depreciation and amortization                             6,563        5,970
           Deferred income taxes                                      --           --
           Equity in limited partnership income                      4,188         --
           Net loss on sale of marketable securities                (1,612)        --
           Net unrealized (gain) loss on marketable securities      15,391      199,043
                Changes in operating assets and liabilities:
                      (Increase) decrease in:
                      Restricted cash                              202,636     (360,000)
                      Marketable securities                       (164,422)     (91,420)
                      Gas royalties receivable                      47,028      (10,286)
                      Interest and other receivables                (4,982)          43
                      Prepaid expenses and other                     4,240        5,113
                      Land under development                        (3,391)     (81,456)
                  Increase (decrease) in:
                      Accounts payable and accrued expenses         72,081      (57,018)
                      Income taxes payable                            (500)        --
                      Payable to broker                             (5,173)      59,343
                      Deferred revenue                            (223,311)     658,920
                                                                 ---------    ---------
          Net cash provided by (used in) operating activities     (115,358)      66,879

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of marketable securities                   43,969         --
      Funds advanced under notes receivable                        (65,000)        --
      Proceeds from collection of notes receivable                   5,926        1,464
      Proceeds from sale of equipment                                 (440)        --
      Purchase of property and equipment                              --         (2,545)
      Deposit for Treasury Stock purchase                          (93,750)        --
      Other                                                          1,412         (393)
                                                                 ---------    ---------
         Net cash provided by (used in) investing activities      (107,884)      (1,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on borrowings                              (2,485)      (2,521)
      Distributions to partners                                    (11,918)        --
                                                                 ---------    ---------
          Net cash provided by (used in) financing activities      (14,403)      (2,521)
                                                                 ---------    ---------
Net increase (decrease) in cash and equivalents                   (237,644)      62,885

Cash and equivalents, beginning of period                          497,546       22,106
                                                                 ---------    ---------
Cash and equivalents, end of period                              $ 259,902    $  84,991
                                                                 =========    =========
Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                     $   5,916    $   6,796
                                                                 =========    =========

           See accompanying notes to these consolidated financial statements.

                                           4

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   Basis of Presentation

     The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2001 and results of operations for the interim periods ended June 30, 2001 and 2000. Such adjustments are of a normal and recurring nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-KSB for the year ended March 31, 2001.

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

     In connection with the real estate sales, the Company used the percentage-of-completion method to determine the amount of gross profit to be recognized for the three months ended June 30, 2001 and 2000 as follows:

                                                         Three Months Ended
                                                              June 30,
                                                    --------------------------
                                                        2001            2000
                                                    ----------      ----------
              Sales of real estate                  $     --        $  658,920
              Revenue previously deferred            1,375,920            --
              Deferred revenue                        (351,961)       (658,920)
                                                    ----------      ----------
                                                     1,023,959            --
              Revenue previously recognized           (800,648)           --
              Cost of real estate sold                (280,784)           --
                                                    ----------      ----------
              Gross profit on sale of real estate   $  (57,473)     $     --
                                                    ==========      ==========

     The deferred revenue of $351,961 is reflected as a liability in the Company's balance sheet at June 30, 2001 and will be recognized as the related site development work obligations are completed. At June 30, 2001, approximately 75% of the required development work for real estate sale contracts had been completed and, accordingly, 75% of the previously deferred profit was recognized.

     Subsequent Events

     In July 2001 the Company purchased 78,125 shares of Treasury Stock.

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

The Company's net loss for the three months ended June 30, 2001 was $68,617 compared to net loss of $269,500 for the comparable period in 2000. The decrease in the current quarter is primarily attributable to recognition of revenue from prior quarter real estate sales.

General and administrative expenses decreased $500 or less than 1% for the three months ended June 30, 2001 compared to the same period in 2000. The decrease is due to a general reduction in overhead expenses.

Net gas royalty income increased $16,500 for the three months ended June 30, 2001 compared to the same period in 2000. Natural gas production for the three months ended June 30, 2001 was 22,000 mcf compared to 18,000 mcf for the comparable period in 2000. The increase in production is primarily due to additional wells producing. The average sales price of natural gas increased 45% ($3.77 per mcf compared to $1.69 per mcf) for the three months ended June 30, 2001 compared to the same period in 2000. Gas processing costs and production taxes increased 318% ($14,600 for the current quarter compared to $3,500 in the comparable 2000 quarter).

Interest and dividend income increased $25,100 for the three months ended June 30, 2001 compared to the same period in 2000 due primarily to an escrow account interest payment.

Rental income remained the same in the current quarter compared to the same period in 2000.

The net unrealized gain on marketable securities of $15,400 for the three months ended June 30, 2001 represents the net change in the market value of the trading securities portfolio from March 31, 2001.

Equity in limited partnership income decreased $4,200 for the three months ended June 30, 2001 compared to the same period in 2000, due to non-operating expenses.

Minority interest in earnings of consolidated subsidiaries of $4,523 for the three months ended June 30, 2001 represents the limited partners' share of the net income in Bridger Creek Partnership and Bishop Powers, Ltd..

Interest expense decreased $900 for the three months ended June 30, 2001 compared to the same period in 2000 due to repayment of bank borrowings and a decrease in the margin balance payable to a broker.

Financial Condition

At June 30, 2001, the Company had working capital of $599,009.

The following summary table reflects comparative quarterly cash flows for the Company as follows:

                                                         Three Months Ended
                                                              June 30,
                                                       -----------------------
                                                          2001        2000
                                                       ---------     ---------
              Net cash provided by (used in):
                Operating activities                   $(115,400)    $  69,900
                Investing activities                    (107,900)       (1,500)
                Financing activities                     (11,800)       (2,500)

The Company had net cash used in operating activities of $115,400 for the three months ended June 30, 2001 compared to positive cash flows from operating activities of $66,900 for the comparable period in 2000. The decrease in operating cash flows was due primarily to the purchase of marketable securities and recognition of revenue from the sale of real estate property in Colorado Springs in the current period.

Net cash used in investing activities of $107,900 for the three months ended June 30, 2001 resulted primarily from advances on notes receivable and funds deposited for the purchase of Company stock offset by the sale of marketable securities of $44,000 and from collection of notes receivable.

For the three months ended June 30, 2001, the Company made bank payments of $2,500. The Company had no bank borrowings and repayment of bank borrowings of $2,500 from financing activities for the three months ended June 30, 2000. The Company also made distributions to minority partners of $11,800 during the three months ended June 30, 2001.

The Company's material commitments for capital expenditures in the next twelve months may be in conjunction with undeveloped land in Colorado Springs, Colorado related to (1) the Phase III development of approximately 9 acres in The Crossings at Palmer Park Center, (2) a proposed 328 unit apartment complex on 18 acres and (3) the completion of development work consisting of utilities, and paving and curb and gutter of Phase I of Creekside Center.

When the Company develops Phase III in The Crossing at Palmer Park Center, it will incur development costs for utilities, storm sewer, paving and additional drainage channel improvements. The Company will not commence this development until it has closed on a Phase III lot sale to fund the estimated on-site and off-site development costs of approximately $300,000.

In connection with the proposed apartment complex, the Company may have to loan Creekside Apartments, LLLP, under terms of the partnership agreement, up to $255,000 for costs associated with the rezoning process and other partnership matters. The Company anticipates that the loan advances, if any, will be funded from either working capital or cash proceeds that may be available from lot sales. The Company has made loan advances of $145,000.

The Company has closed on the sale of three lots in the Creekside Center at Galley, Phase I. The Company commenced site development of Phase I off-site and on-site improvements (grading, utilities, storm sewer and paving) with an approximate cost of $500,000. In addition, a change order was signed for the costs of installing a 24" city water main to service Creekside Center. Reimbursement from the City will be applied for when the water main has been approved, although reimbursements are not guaranteed and are subject to Water Resources Department approval and available funds. The Company is aggressively marketing the undeveloped 12 acre parcel.

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

               None

          b.   Reports on Form 8-K

               None

                                   SIGNATURES



           In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         BISHOP CAPITAL CORPORATION
                                         (Registrant)


           Date:   August 7, 2001        By:  /s/  Robert E. Thrailkill
                                            -------------------------------
                                                   Robert E. Thrailkill
                                                   President
                                                   (Principal Executive Officer)


           Date:   August 7, 2001        By:  /s/  Sherry L. Moore
                                            -------------------------------
                                                   Sherry L. Moore
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)