Form 10QSB
period 2001-09-30
BISHOP CAPITAL CORP
filed 2001-11-13
CIK 1028426

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

     For the Quarterly Period Ended                  Commission File Number
          September 30, 2001                                 0-21867


                           BISHOP CAPITAL CORPORATION
        (Exact name of small business issuer as specified in its charter)


                 Wyoming                                    84-0901126
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

716 College View Drive, Riverton, Wyoming                      82501
(Address of principal executive offices)                    (Zip Code)

                                 (307) 856-3800
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes --X-- No ----

The number of shares outstanding of the issuer's $.01 par value Common Stock as of November 12, 2001 was 810,663.

Transitional Small Business Disclosure Format
(Check one):    Yes ----     No --X--



                     BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                                 SEPTEMBER 30, 2001
                                     (Unaudited)

                                       ASSETS

Current Assets:
    Cash and equivalents                                                $    63,856
    Restricted cash                                                          10,450
    Marketable securities                                                   770,441
    Receivables:
         Gas royalties                                                       32,705
         Interest and other                                                  23,551
    Prepaid expenses and other                                               20,470
                                                                        -----------
                 Total current assets                                       921,473

Property and Equipment:
    Building                                                                231,699
    Furniture and fixtures                                                   72,459
    Vehicles and equipment                                                   23,720
                                                                        -----------
                                                                            327,878
    Less accumulated depreciation                                          (152,259)
                                                                        -----------
                 Net property and equipment                                 175,619
                                                                        -----------

Other Assets:
    Land under development                                                  839,172
    Investment in limited partnership                                       259,208
    Gas royalty interest, net of accumulated amortization of $836,975       203,388
    Deferred income taxes                                                   178,000
    Notes receivable                                                        224,937
    Other assets                                                              4,514
                                                                        -----------
                Total other assets                                        1,709,219
                                                                        -----------
Total Assets                                                            $ 2,806,311
                                                                        ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                               $   239,565
    Current maturities of long-term debt                                     11,745
    Deferred income taxes                                                    17,500
    Payable to broker                                                       122,493
                                                                        -----------
               Total current liabilities                                    391,303

Long-term debt, less current maturities                                     207,268
Minority interest                                                            60,282

Stockholders' Equity:
    Preferred stock, no par value; 5,000,000 shares authorized,
               no shares issued                                                --
    Common stock, $.01 par value; 15,000,000 shares authorized;
               810,663 shares issued                                          9,184
    Treasury stock, 111,329 shares                                         (159,710)
    Capital in excess of par value                                        2,258,199
    Accumulated earnings                                                     39,785
                                                                        -----------
              Total stockholders' equity                                  2,147,458
                                                                        -----------

Total Liabilities and Stockholders' Equity                              $ 2,806,311
                                                                        ===========


         See accompanying notes to these consolidated financial statements.



                                BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)



                                                           For the Three Months      For the Six Months
                                                            Ended September 30,      Ended September 30,
                                                          ----------------------    ----------------------
                                                             2001         2000        2001          2000
                                                          ---------    ---------    ---------    ---------

REVENUES:
    Sales of real estate                                  $ 351,961    $ 151,552    $ 575,272    $ 151,552

COSTS AND EXPENSES:
    Cost of real estate sold                                188,541       65,882      469,325       65,882
    General and administration                              110,631      155,147      220,317      265,304
    Depreciation and amortization                             3,137        6,055        5,924       12,025
                                                          ---------    ---------    ---------    ---------
                                                            302,309      227,084      695,566      343,211
                                                          ---------    ---------    ---------    ---------

INCOME (LOSS) FROM OPERATIONS                                49,652      (75,532)    (120,294)    (191,659)

OTHER INCOME (EXPENSE):
    Net gas royalties                                        20,860       80,261       85,187      128,139
    Interest income                                          10,497        1,865       33,517        3,121
    Dividend income                                           7,717        4,524       15,571        9,049
    Easement income                                            --          8,333         --          8,333
    Rental income                                             7,404        6,936       14,130       13,872
    Net gain (loss) on sale of marketable securities           --         30,511       (1,612)      30,511
    Net unrealized gain (loss) on marketable securities     (94,577)    (107,006)     (79,186)    (306,049)
    Net gain on sale of equipment                              --           --            250         --
    Equity in limited partnership income                     (4,180)       9,923       (8,368)       9,923
    Minority interest in earnings of consolidated
         subsidiary                                         (10,745)     (11,608)     (15,268)     (19,706)
    Interest expense                                         (6,367)      (7,421)     (12,283)     (14,217)
                                                          ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES                           (19,739)     (59,214)     (88,356)    (328,683)

INCOME TAX BENEFIT (EXPENSE)                                   --           --           --           --
                                                          ---------    ---------    ---------    ---------

NET INCOME (LOSS)                                         $ (19,739)   $ (59,214)   $ (88,356)   $(328,683)
                                                          =========    =========    =========    =========

EARNINGS (LOSS) PER  SHARE                                $    (.02)   $    (.07)   $    (.10)   $    (.37)
                                                          =========    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                                      823,660      877,403      856,046      876,105
                                                          =========    =========    =========    =========


                    See accompanying notes to these consolidated financial statements.



                         BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                                         Six Months Ended
                                                                           September 30,
                                                                      ----------------------
                                                                         2001         2000
                                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                $ (88,356)   $(328,683)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Common stock issued to employees for compensation               --         27,599
           Depreciation and amortization                                 12,597       12,026
           Equity in limited partnership income                           8,368       (9,923)
           Net (gain) loss on sale of marketable securities              (1,612)     (30,511)
           Net unrealized (gain) loss on marketable securities           79,186      306,049
           Minority interest in earnings of consolidated subsidiary      15,268       19,706
           Deferred income taxes                                           --           --
             Changes in operating assets and liabilities:
              (Increase) decrease in:
                   Restricted cash                                      234,067     (343,445)
                   Marketable securities                               (133,617)    (104,965)
                   Gas royalties receivable                              68,518      (37,327)
                   Interest and other receivables                           431      (12,341)
                   Prepaid expenses and other                            (4,672)       5,167
                   Land under development                                46,390     (145,361)
              Increase (decrease) in:
                   Accounts payable and accrued expenses                152,397       49,650
                   Income taxes payable                                    (500)        --
                   Payable to broker                                     (3,384)      39,780
                   Deferred revenue                                    (575,272)     507,368
                                                                      ---------    ---------
         Net cash used in operating activities                         (190,191)     (45,211)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of marketable securities                       43,969       36,574
      Purchase of fixed assets                                          (21,795)        --
      Proceeds from collection of notes receivable                        6,466        2,956
      Proceeds from sale of equipment                                      --         (2,544)
      Advance on note receivable                                       (135,000)        --
      Other                                                               2,117        7,705
                                                                      ---------    ---------

         Net cash provided by (used in) investing activities           (104,243)      44,691

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on borrowings                                   (5,526)      (5,094)
      Treasury stock acquired                                           (97,756)          (8)
      Distributions to minority shareholder                             (35,975)      (9,415)
                                                                      ---------    ---------
         Net cash used in financing activities                         (139,257)     (14,517)
                                                                      ---------    ---------

Net increase (decrease) in cash and equivalents                        (433,691)     (15,037)

Cash and equivalents, beginning of period                               497,546       22,106
                                                                      ---------    ---------

Cash and equivalents, end of period                                   $  63,856    $   7,069
                                                                      =========    =========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for interest                                          $  12,283    $  14,217
                                                                      =========    =========


             See accompanying notes to these consolidated financial statements.

                                             4

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Basis of Presentation

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2001 and results of operations for the interim periods ended September 30, 2001 and 2000. Such adjustments are of a normal and recurring nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 2001.

Certain previously reported amounts have been reclassified to conform with the current financial statement presentation. This reclassification does not affect the net loss.

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

In connection with the real estate sales, the Company used the percentage-of-completion method to determine the amount of gross profit to be recognized for the three and six months ended September 30, 2001 and 2000 as follows:

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                Three Months Ended             Six Months Ended
                                                   September 30,                 September 30,
                                            --------------------------    --------------------------
                                                2001           2000           2001          2000
                                            -----------    -----------    -----------    -----------
     Sales of real estate                   $      --      $      --      $      --      $      --
     Revenue previously deferred              1,375,920        658,920      1,375,920        658,920
     Deferred revenue                              --         (507,368)          --         (507,368)
                                            -----------    -----------    -----------    -----------
                                              1,375,920        151,552      1,375,920        151,552
     Revenue previously recognized           (1,023,959)          --         (800,648)          --
     Cost of real estate sold                   188,541         65,882        469,325         65,882
                                            -----------    -----------    -----------    -----------
     Gross profit on sale of real estate    $   163,420    $    85,670    $   105,947    $    85,670
                                            ===========    ===========    ===========    ===========

At September 30, 2001, 100% of the development work for real estate sale contracts closed had been completed and, accordingly, 100% of the previously deferred profit was recognized.

Gas royalty income is net of amortization of $3,336 for the three months ended September 30, 2001 and 2000 and $6,672 for the six months ended September 30, 2001 and 2000.

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

Subsequent Events

Creekside Apartments, LLLP, of which Bishop Powers, Ltd. is an 80% Limited Partner obtained construction and permanent financing for a 328 unit apartment complex located off of Powers Boulevard between Galley and Palmer Park in Colorado Springs, Colorado.

The non-recourse loan was obtained from Prudential Huntoon Paige through the Secretary of the Department of Housing and Urban Development. The loan program 221(d)(4) does not place any restrictions on the property as to income levels of renters. Accordingly, the units are considered marketplace apartments and may be rented to any qualified renter without regard to their income.

The loan of $27,867,900 has a fixed rate of 6.85% and will cover the 24-month construction period as well as the 40-year permanent term.

Construction is scheduled to begin in December 2001 with completion in the fourth quarter of 2003. The first units will be available for lease in June 2002 and available for occupancy in September 2002.

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

                 Three Months Ended September 30, 2001 and 2000

The Company incurred a net loss of $19,700 for the three months ended September 30, 2001 compared to a net loss of $59,200 for the comparable period in 2000. The Company, in the current quarter, did not have any closings of real estate sale contracts, although it did recognize $352,000 of deferred sales and $188,500 in costs. This is offset by unrealized losses on marketable securities.

General and administrative expenses decreased $44,500 or 29% for the three months ended September 30, 2001 compared to the same period in 2000 and is attributable to employee stock awards and pension plan contributions in September 2000.

Net gas royalty income decreased $59,000 in the current quarter compared to the corresponding quarter in 2000. (The Company had accrued estimates of gas royalty income of $22,000 for August and September based on prior months' actual income.) Natural gas production for the three months ended September 30, 2001 was 22,000 mcf compared to 24,000 mcf for the comparable period in 2000. The average sales price of natural gas decreased 63% ($1.33 per mcf compared to $3.56 per mcf), while gas processing costs were comparable to the three months ended September 30, 2000.

Interest income for the three months ended September 30, 2001 increased $8,600 compared to the same period in 2000 due to interest from corporate note investments. Dividend income for the three months ended September 30, 2001, increased $3,200 compared to the same period in 2000 due to investment in additional dividend producing securities.

Easement income decreased $8,300 for the three months ended September 30, 2001 compared to the same period for 2000 due to the lack of sales of water line easements.

The increase in rental income for the three months ended September 30, 2001 of $470 compared to the same period in 2000 was due to a rental rate increase to a tenant.

The net unrealized loss on marketable securities of $94,600 for the three months ended September 30, 2001 represents the net change from June 30, 2001 in the market value of the trading securities portfolio.

Equity in limited partnership income of $4,200 for the three months ended September 30, 2001 represents the Company's share of the estimated net loss from operation.

Minority interest in earnings of consolidated subsidiaries of $10,700 for the three months ended September 30, 2001 represents the limited partner's share of the net income in Bridger Creek Partnership and Bishop Powers, Ltd.

Interest expense decreased $1,100 for the three months ended September 30, 2001 compared to the same period in 2000 primarily due to repayment of bank borrowings under the bank line of credit.

                  Six Months Ended September 30, 2001 and 2000

The Company's net loss for the six months ended September 30, 2001 was $88,400 compared to net loss of $328,700 for the comparable period in 2000. During the current period, the Company recognized $106,000 net profit from deferred lot sales in Colorado Springs, Colorado. Although this is offset by $79,000 in unrealized losses in marketable securities and operating expenses.

General and administrative expenses decreased $45,000 or 17% for the six months ended September 30, 2001 compared to the same period in 2000 and is attributable to employee stock awards and pension plan contributions in September 2000.

Net gas royalties decreased $43,000 in the six months ended September 30, 2001 compared to the corresponding six months in 2000. (The Company accrued estimates of gas royalty income for August and September based on prior months' actual income.) Natural gas production for the six months ended September 30, 2001 was 56,500 mcf compared to 43,400 mcf for the comparable period in 2000. The average sales price of natural gas decreased 43% ($1.79 per mcf compared to $3.14 per mcf) and gas processing costs increased $1,600 compared to the six months ended September 30, 2000.

Interest income increased $30,400 for the six months ended September 30, 2001 compared to the same period in 2000 primarily due to interest received on escrowed funds and additional interest producing securities. Dividend income increased $6,500 or 72% compared to the comparable period in 2000 due to additional dividend producing security investments.

Since no sewer line easements were sold in the current period, easement income decreased $8,300 for the six months ended September 30, 2001 compared to the same period in 2000.

Rental income was comparable for the six months ended September 30, 2001 to the same period in 2000.

Net unrealized loss on marketable securities of $79,200 for the six months ended September 30, 2001 represents the net change from March 31, 2001 in the market value of the trading securities portfolio.

Equity in limited partnership income of $8,400 for the six months ended September 30, 2001 represents the Company's share of the net operating income.

Minority interest in earnings of consolidated subsidiaries of $15,300 for the six months ended September 30, 2001 represents the limited partner's share of the net income in Bridger Creek Partnership and Bishop Powers, Ltd.

Interest expense decreased $1,900 for the six months ended September 30, 2001 compared to the same period in 2000 primarily due to reduced borrowings under the bank line of credit.

Financial Condition

At September 30, 2001, the Company had working capital of $530,000.

The following summary table reflects comparative cash flows for the Company as follows:

                                                      Six Months Ended
                                                        September 30,
                                                  ------------------------
                                                     2001           2000
                                                  ---------      ---------
     Net cash provided by (used in):
          Operating activities                    $(190,200)     $ (45,200)
          Investing activities                     (104,200)        44,700
          Financing activities                     (139,300)       (14,500)


The Company had negative cash flows from operating activities of $190,200 and $45,200 for the six months ended September 30, 2001 and 2000, respectively. The decrease in cash flows was due primarily to site development work of real estate in Colorado Springs, Colorado and the change in marketable securities.

Net cash used in investing activities of $104,200 for the six months ended September 30, 2001 resulted from loan advances to Creekside Apartments, LLLC and fixed asset purchases offset by proceeds from sales of marketable securities and collection of notes receivable.

Net cash used by financing activities of $139,300 for the six months ended September 30, 2001 resulted from the repurchase of Company stock, distributions to minority partners, and principal payments on bank borrowings.

The Company's material commitments for capital expenditures in the next twelve months will be in conjunction with undeveloped land in Colorado Springs, Colorado related to (1) the Phase III development of approximately 9 acres in The Crossings at Palmer Park Center, (2) a proposed 328 unit apartment complex on 18 acres and (3) the Phase II development of approximately 10 acres of Creekside Center at Galley.

When the Company develops Phase III in The Crossing at Palmer Park Center, it will incur development costs for utilities, storm sewer, paving, and additional drainage channel improvements. The Company will not commence this development until it has closed on a Phase III lot sale to fund the estimated on-site and off-site development costs of approximately $300,000.

In connection with the proposed apartment complex, the Company may have to loan Creekside Apartments, LLLP, under terms of the partnership agreement, up to $250,000 for costs associated with the rezoning process and other partnership matters. The Company anticipates that the loan advances will be funded from either working capital or cash proceeds that may be available from lot sales. The Company has made loan advances of $215,000.

The Company has closed on the sale of three lots in Creekside Center at Galley, Phase I and has completed most of the site development for Phase I off-site and on-site improvements (grading, utilities, storm sewer, curb and gutter, and paving) with an approximate cost of $500,000. In addition a change order was signed for the costs of installing a 24" city water main to service Creekside Center and an additional change order will be required for re-engineering and further stabilization of the water main bridge crossing. Reimbursement from the City will be applied for when the water main has been approved, although reimbursements are not guaranteed and are subject to Water Resources Department approval and available funds. The Company is aggressively marketing the remaining lot in Phase I and the undeveloped 10 acre parcel.

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

                                            BISHOP CAPITAL CORPORATION
                                            (Registrant)



Date:   November 12, 2001                   By: /s/ Robert E. Thrailkill
                                            -------------------------------
                                            Robert E. Thrailkill
                                            President
                                            (Principal Executive Officer)


Date:   November 12, 2001                   By: /s/ Sherry L. Moore
                                            ------------------------------
                                            Sherry L. Moore
                                            Chief Financial Officer
                                            (Principal Financial Officer)