Form 10QSB
period 2001-12-31
BISHOP CAPITAL CORP
filed 2002-02-14
CIK 1028426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

      For the Quarterly Period Ended            Commission File Number
             December 31, 2001                          0-21867


                           BISHOP CAPITAL CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Wyoming                                              84-0901126
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

           716 College View Drive, Riverton, Wyoming                82501
             --------------------------------------                --------
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
The number of shares outstanding of the issuer's $.01 par value Common Stock as of February 12, 2002 was 840,663.

Transitional Small Business Disclosure Format
(Check one):    Yes     No  X
                   -----  -----

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001
                                   (Unaudited)


                                     ASSETS


Current Assets:
    Cash and equivalents                                            $    35,002
    Restricted cash                                                      10,450
    Marketable securities                                               816,543
    Receivables:
        Gas Royalties                                                    21,136
        Interest and other                                               22,158
    Prepaid expenses and other                                           20,702
                                                                    -----------
               Total current assets                                     925,991

Property and Equipment:
    Building                                                            231,699
    Furniture                                                            72,459
    Vehicle and equipment                                                24,596
                                                                    -----------
                                                                        328,754
    Less accumulated depreciation                                      (156,165)
                                                                    -----------
                Net property and equipment                              172,589

Other Assets:
    Land under development                                              800,897
    Investment in limited partnerships                                  327,936
    Gas royalty interest, net of amortization of $10,008                200,052
    Deferred income taxes                                               178,000
    Notes receivable                                                    224,568
    Other assets, net                                                       514
                                                                    -----------
                 Total other assets                                   1,731,967

Total Assets                                                        $ 2,830,547
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
    Accounts payable and accrued expenses                           $   157,763
    Current maturities of longterm debt                                  96,991
    Deferred income taxes                                                18,000
    Payable to broker                                                   167,289
                                                                    -----------
               Total current liabilities                                440,043

Longterm debt, less current maturities                                  204,174
Minority interests                                                       46,468

Stockholders Equity:
Preferred stock, no par value; 5,000,000 shares authorized,
 no shares issued                                                             0
Common stock, $.01 par value; 15,000,000 shares authorized;               9,484
       840,663 shares issued and outstanding
Treasury stock; 111,329 shares                                         (159,710)
Capital in excess of par value                                        2,290,599
Accumulated deficit                                                        (511)
                                                                    -----------
               Total stockholders' equity                             2,139,862

Total Liabilities and Stockholders' Equity                          $ 2,830,547
                                                                    ===========


       See accompanying notes to these consolidated financial statements.



                                 BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)



                                                           For the Three Months      For the Nine Months
                                                            Ended December 31,        Ended December 31,
                                                           --------------------      --------------------
                                                             2001         2000         2001         2000
                                                             ----         ----         ----         ----

REVENUES:
    Sales of real estate                                  $    --      $ 175,311    $ 575,272    $ 326,863

COSTS AND EXPENSES:
    Cost of real estate sold                                 22,703       69,632      492,028      135,514
    General and administrative                              116,649      109,842      336,966      375,146
    Depreciation and amortization                             3,908        6,055        9,832       18,080
                                                          ---------    ---------    ---------    ---------
                                                            143,260      185,529      838,826      528,740
                                                          ---------    ---------    ---------    ---------

LOSS FROM OPERATIONS                                       (143,260)     (10,218)    (263,554)    (201,877)

OTHER INCOME (EXPENSE):
    Gas royalties, net of amortization of $3,336
        and $10,008, respectively                            27,360       97,772      112,547      225,911
    Interest income                                           6,820        1,927       40,337        5,048
    Dividend income                                           7,716        4,525       23,287       13,574
    Rental income                                             9,427        9,974       23,557       23,846
    Easement sales                                                0            0            0        8,333
    Net gain (loss) on sale of marketable securities              0            0       (1,612)      30,511
    Net unrealized gain (loss) on marketable securities      46,103     (152,042)     (33,083)    (458,091)
    Gain on sale of property                                      0            0          250            0
    Equity in limited partnership income (loss)               5,881       (4,238)      (2,487)       5,685
    Minority interest in (income) loss of partnerships        6,909      (18,078)      (8,359)     (37,784)
    Interest expense                                         (7,252)      (7,508)     (19,535)     (21,725)
                                                          ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES                           (40,296)     (77,886)    (128,652)    (406,569)


INCOME TAX BENEFIT OR (EXPENSE)                                --           --           --           --
                                                          ---------    ---------    ---------    ---------

NET INCOME (LOSS)                                         $ (40,296)   $ (77,886)   $(128,652)   $(406,569)
                                                          =========    =========    =========    =========

EARNINGS (LOSS) PER SHARE (BASIC AND DILUTED)             $   (0.05)   $   (0.09)   $   (0.15)   $   (0.46)
                                                          =========    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
    (BASIC AND DILUTED)                                     821,670      905,090      844,546      888,172
                                                          =========    =========    =========    =========


                     See accompanying notes to these consolidated financial statements.

                                                     3



                        BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOW
                                        (Unaudited)



                                                                     Nine Months Ended
                                                                        December 31,
                                                                   --------------------
                                                                     2001         2000
                                                                     ----         ----
CASH FLOWS FOR OPERATING ACTIVITIES:
    Net income (loss)                                             $(128,652)   $(406,569)
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
            Common stock issued to employees for compensation        32,700       41,000
            Minority interests                                        8,359       37,784
            Depreciation and amortization                             9,832       18,081
            Equity in limited partnership (income) loss               2,487       (5,685)
            Net (gain) loss on sale of marketable securities          1,612      (30,511)
            Net unrealized (gain) loss on marketable securities      33,083      458,091
          Changes in operating assets and liabilities:
               (Increase) decrease in:
                        Restricted cash                             234,067     (406,262)
                        Marketable securities                      (136,840)    (104,965)
                        Gas royalties receivable                     80,087      (71,410)
                        Interest and other receivables                1,824       (4,742)
                        Prepaid expenses and other                   (4,904)       2,283
                        Land under development                       25,818     (176,368)
                        Gas royalty interest                         10,008         --
               Increase (decrease) in:
                        Accounts payable and accrued expenses        70,595          528
                        Payable to broker                            41,412       41,457
                        Deferred revenue                           (575,272)     699,057
                                                                  ---------    ---------
          Net cash provided by (used in) operating activities      (293,784)      91,769

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of marketable securities                      43,969       36,574
    Funds advanced under notes receivable                          (135,000)     (35,000)
    Advance on shareholder receivable                                     0      (30,000)
    Proceeds from collection of notes receivable                      6,835        4,293
    Proceeds from sale of fixed assets                                  250         --
    Purchase of fixed assets                                        (22,922)      (2,544)
    Other                                                             2,118        8,315
                                                                  ---------    ---------
          Net cash used in investing activities                    (104,750)     (18,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on borrowings                                (8,374)      (7,720)
     Advances under notes payable                                    85,000            0
     Treasury stock acquired                                        (97,756)          (8)
     Distributions to partners                                      (42,880)     (54,332)
                                                                  ---------    ---------
          Net cash used in financing activities                     (64,010)     (62,060)
                                                                  ---------    ---------

Net increase (decrease) in cash and equivalents                    (462,544)      11,347

Cash and equivalents, beginning of period                           497,546       22,106
                                                                  ---------    ---------

Cash and equivalents, end of period                               $  35,002    $  33,453
                                                                  =========    =========

Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                        $  19,535    $  21,725
                                                                  =========    =========


            See accompanying notes to these consolidated financial statements.

                                            4

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Basis of Presentation

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at December 31, 2001 and results of operation for the interim periods ended December 31, 2001 and 2000. Such adjustments are of a normal and recurring nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and related notes appearing in the Company's March 31, 2001 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation. Such reclassifications had no effect on net loss.

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

In connection with the real estate sales, the Company used the percentage-of-completion method to determine the amount of gross profit to be recognized for the three and nine months ended December 31, 2001 and 2000 as follows:



                           BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited)


                                          Three Months Ended            Nine Months Ended
                                              December 31,                  December 31,
                                      --------------------------    --------------------------
                                          2001           2000           2001           2000
                                      -----------    -----------    -----------    -----------
Sales of real estate                  $      --      $   367,000    $      --      $ 1,025,920
Revenue previously deferred             1,375,920        658,920      1,375,920           --
Deferred revenue                             --         (699,057)          --         (699,057)
                                      -----------    -----------    -----------    -----------
                                        1,375,920        326,863      1,375,920        326,863
Revenue previously recognized          (1,375,920)      (151,552)      (800,648)          --
Cost of real estate sold                   22,703         69,633        492,028        135,514
                                      -----------    -----------    -----------    -----------
Gross profit on sale of real estate   $   (22,703)   $   105,678         83,244    $   191,349
                                      ===========    ===========    ===========    ===========



At December 31, 2001, 100% of the required development work for real estate sale contracts closed had been completed and, accordingly, 100% of the previously deferred profit was recognized.

Gas Royalty Income

Gas royalty income is net of amortization of $3,336 for the three months ended
December 31, 2001 and 2000 and $10,008 for the nine months ended December 31, 2001 and 2000.

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

                  Three Months Ended December 31, 2001 and 2000

The Company's net loss for the three months ended December 31, 2001 was $40,300 compared to a net loss of $78,000 for the comparable period in 2000. The Company, in the current quarter, did not close on any real estate sales contracts, although it did incur additional costs of $22,700 to complete the Creekside Center at Galley in Colorado Springs, Colorado.

General and administrative expenses increased $6,800 or 6% for the three months ended December 31, 2001 compared to the same period in 2000 and is primarily attributable to an increase in legal fees in the three months ended December 31, 2001.

Net gas royalty income decreased $67,100 in the current quarter compared to the corresponding quarter in 2000. Natural gas production for the three months ended December 30, 2001 was estimated at 21,600 mcf compared to 21,800 mcf for the comparable period in 2000. The average sales price of natural gas decreased 72%

($1.19 per mcf compared to $4.22 per mcf) for the three months ended December 31, 2001 compared to the same period in 2000. Severance taxes and gas processing costs decreased $7,200 or 68% for the three months ended December 31, 2001 compared to the same period in 2000 due to lower gas prices.

Interest income increased $4,900 for the three months ended December 31, 2001 compared to the same period in 2000 primarily due to interest from corporate note investments. Dividend income for the three months ended December 31, 2001, increased $3,200 compared to the same period in 2000 due to investment in additional dividend producing securities.

Rental income for the three months ended December 31, 2001 was comparable to the same period in 2000.

The net unrealized gain on marketable securities of $46,000 for the three months ended December 31, 2001 represents the net change from September 30, 2001 in the market value of the trading securities portfolio.

Equity in limited partnership income of $5,900 for the three months ended December 31, 2001 represents the Company's share of gains or losses from limited partnerships.

Minority interest in earnings of consolidated subsidiaries of $6,900 for the three months ended December 31, 2001 represents the limited partner's share of the net income or loss in Bridger Creek Partnership and Bishop Powers, Ltd.

Interest expense decreased $300 for the three months ended December 31, 2001 compared to the comparable quarter in 2000 due to repayment of bank borrowings under the bank line of credit.

                  Nine Months Ended December 31, 2001 and 2000

The Company had a net loss of $128,700 for the nine months ended December 31, 2001 compared to net loss of $406,600 for the comparable period in 2000. During the current period, the Company recognized $83,200 net profit from deferred lot sales in Colorado Springs, Colorado. Although, this is offset by $33,100 in unrealized losses in marketable securities and operating expenses.

General and administrative expenses decreased $38,200 or 10% for the nine months ended December 31, 2001 compared to the same period in 2000. The decrease is attributable to employee stock awards and pension plan contributions in 2000.

Net gas royalties decreased $103,400 in the current nine months compared to the corresponding nine months in 2000. (The unit operator has been unable to make royalty payments on a timely basis. As a result, the accrual for November and December 2001, for estimated gas royalty income is based on prior months' production sales proceeds received by the Company.) Natural gas production for the nine months ended December 31, 2001 was 67,800 mcf compared to 69,800 mcf for the comparable period in 2000. The average sales price of natural gas decreased 34% ($2.27 per mcf compared to $3.42 per mcf). Severance taxes and gas processing costs decreased $5,500 or 30% for the nine months ended December 31, 2001 compared to the same period in 2000 due to lower gas prices.

Interest income increased $35,300 for the nine months ended December 31, 2001 compared to the same period in 2000 primarily due to interest received on escrowed funds and additional interest producing securities. Dividend income increased by $9,700 or 72% for the nine months ended December 31, 2001 compared to the same period in 2000 due to additional dividend producing investments.

Rental income for the nine months ended December 31, 2001 was comparable to the same period in 2000.

Since no sewer line easements were sold in the current period, easement income decreased $8,300 for the nine months ended December 31, 2001 compared to the same period in 2000.

Net loss on sale of marketable securities of $1,600 for the nine months ended December 31, 2001 represents the sale of securities at less than cost.

Net unrealized loss on marketable securities of $33,100 for the nine months ended December 31, 2001 represents the net change from March 31, 2001 in the value of the securities.

Equity in limited partnership income of $2,500 for the nine months ended December 31, 2001 represents the Company's share of the net operating income or loss in partnership interests.

The minority interest in earnings of consolidated subsidiaries for the nine months ended December 31, 2001 of $(8,400) represents the limited partners share of the net income or loss in Bridger Creek Partnership and Bishop Powers, Ltd.

Interest expense decreased $2,200 for the nine months ended December 31, 2001 compared to the comparable period in 2000 due to repayment of bank borrowings under the line of credit offset by an increase in the balance payable to brokers.

Financial Condition

At December 31, 2001 the Company had working capital of $485,900.

The following summary table reflects comparative cash flows for the Company as follows:

                                                       Nine Months Ended
                                                          December 31,
                                                  ---------------------------
                                                      2001            2000
                                                      ----            ----
         Net cash provided by (used in):
              Operating activities                $ (293,800)      $   91,800
              Investing activities                  (104,800)         (18,400)
              Financing activities                   (64,000)         (62,000)

The Company had negative cash flows from operating activities of $293,800 for the nine months ended December 31, 2001, compared to positive cash flows of $91,800 for the comparable period in 2000. The decrease in cash flows was due primarily to revenues recognized in relation to real estate in Colorado Springs, Colorado, offset by expenses incurred in the completion of required site development work and the change in marketable securities.

Net cash used in investing activities of $104,800 for the nine months ended December 31, 2001 resulted from loan advances and fixed asset purchases offset by proceeds from sales of marketable securities and collection of notes receivable.

Net cash used in financing activities of $64,000 for the nine months ended December 31, 2001 resulted from distributions to minority partners of Bridger Creek Partnership and the repurchase of outstanding stock offset by advances under notes payable.

The Company's material commitments for capital expenditures in the next twelve months will be in conjunction with undeveloped land in Colorado Springs, Colorado related to (1) the Phase III development of approximately 9 acres in The Crossings at Palmer Park Center, (2) the Phase II development of approximately 9 acres of Creekside Center at Galley.

The Company donated 2.4 acres of land in the Palmer Park Center to the City of Colorado Springs to expand an existing park. The land was not developable and the donation relieved the Company of drainage channel improvement costs relating to the property.

When the Company develops Phase III in The Crossing at Palmer Park Center, it will incur development costs for utilities, storm sewer, paving and additional drainage channel improvements. The Company will not commence this development until it has closed on a Phase III lot sale to fund the estimated on-site and off-site development costs of approximately $200,000. The development cost estimate has been reduced for costs relating to the land donated to the City of Colorado Springs.

Creekside Apartments, LLLP, of which Bishop Powers, Ltd. is an 80% Limited Partner, obtained construction and permanent financing for the 328 unit apartment complex located off Powers Boulevard between Galley and Palmer Park in Colorado Springs, Colorado. The HUD 221(d)4 loan of $27,867,900 has a fixed rate of 6.85% and will cover the 24-month construction period as well as the 40-year permanent term. Construction began in December 2001 with completion scheduled for the fourth quarter of 2003. The first units will be available for lease in June 2002 and available for occupancy in September 2002. Under the terms of the partnership agreement, the Company may have to loan Creekside Apartments, LLLP up to $250,000 for partnership matters. The Company has made loan advances to Creekside Apartments, LLLP of $215,000 and no additional advances are anticipated.

In conjunction with the HUD loan closing, Bishop Powers, Ltd. transferred 19.7 acres, at a cost of $58,800, to Creekside Apartments, LLLP, which constitutes the major portion of the Company's contribution to the partnership.

Approximately 18 acres will be used for the apartment site and the balance will be used to extend a public access road along the west side of Creekside Center to the apartments. This road will also provide access to the unsold property in Creekside Center.

The Company has sold of three of the four lots in Creekside Center at Galley, Phase I. The Company has completed all of the site development of the Phase I on-site and off-site improvements (grading, utilities, storm sewer, curb and gutter, and paving) with an approximate cost of $500,000. In addition, a change order was signed for the costs of installing a 24" city water main to service Creekside Center and an additional change order may be required for re-engineering and further stabilization of the water main bridge crossing. Reimbursement from the City has been applied for, but the water main has not yet been approved. Reimbursements are not guaranteed and are subject to Water Resources Department approval and available funds. The Company is aggressively marketing the remaining lot in Phase I and the undeveloped 9 acre parcel.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits

              None

          b.  Reports on Form 8-K

              The following report on Form 8-K was filed by Bishop:

                                                                     Financial
                                                                     ---------
                                                                     Statements
                                                                     ----------
              Date of Report         Item Reported                     Filed
              --------------         -------------                     -----
              December 12, 2001      Item 5:  Announcement of          None
                                              Apartment Project
                                              Funding

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BISHOP CAPITAL CORPORATION
                                            (Registrant)


Date:   February 12, 2002                   By:  /s/  Robert E. Thrailkill
                                               -------------------------------
                                                      Robert E. Thrailkill
                                                      President
                                                      (Principal Executive
                                                      Officer)


Date:   February 12, 2002                   By:  /s/  Sherry L. Moore
                                               -------------------------------
                                                      Sherry L. Moore
                                                      Chief Financial Officer
                                                      (Principal Financial
                                                      Officer)