Form 10KSB
period 2002-03-31
BISHOP CAPITAL CORP
filed 2002-07-01
CIK 1028426

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For the Fiscal Year Ended March 31, 2002

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

Issuer's revenues for fiscal year ended March 31, 2002 were $227,372.

The aggregate market value of the voting stock held by non-affiliates as of May 31, 2002 was $1,218,845.

The number of shares outstanding of the issuer's common stock as of May 31, 2002 was 840,583.

Documents incorporated by reference:  None.

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

The Company had three full-time employees as of March 31, 2002.

Real Estate Operations
----------------------

Colorado Springs, Colorado. In October 1993, the Company entered into two limited partnership agreements to purchase approximately 90 contiguous acres of land in Colorado Springs, Colorado. The property surrounding the acreage is primarily retail development (restaurants, major grocery chains, gas stations, convenience stores and small retailers) to serve nearby residential developments. A summary of the Company's participation in each partnership is as follows:

     (1) The Company contributed $250,000 cash to the first partnership (Bishop Powers, Ltd.) which purchased approximately 55 acres of land (comprising separate 20 and 35 acre parcels) for commercial development. The Company, as general partner, has an 81% interest with the remaining 19% interest held equally by two individual limited partners who are the general partners in the second partnership (Z-H, Ltd., LLLP) discussed below. The Company was allocated 100% of the income and losses until it had been paid $600,000 plus interest thereon at 8% per annum (not to exceed $100,000) after which the income and losses were allocated 81% to the Company and 19% to the limited partners. The Company, as general partner, has exclusive management of the partnership. Any transfer of a limited partner's interest requires the written consent of the general partner. The Company, which commenced initial development of the 20 acre parcel in fiscal 1998, is continuing to develop the remaining acreage. Of the 35 acre parcel 5 acres have been developed into Creekside Center at Galley and 20 acres were contributed to Creekside Apartments, LLLP for the construction of the apartment complex and a public road. The remaining acreage will be developed for commercial pad sites at an approximate cost of $100,000.

In October 1998, the Company entered into a limited partnership agreement (Creekside Apartments, LLLP) with an unrelated third party to develop and construct a 328 unit apartment complex (the "Project"). The Project was subject to the successful rezoning of the 18 acres of undeveloped real property owned by the Company and favorable Project financing. The rezoning process was completed and approved by the appropriate governmental authorities in February 2000. In November 2001 construction and permanent financing was obtained with a HUD 221
(d) 4 loan of $27,867,900 with a fixed rate of 6.85% and will cover the 24-month construction period as well as the 40-year permanent term. Construction began in December 2001 with completion scheduled for the fourth quarter of 2003. The first units will be available for lease in June 2002 and available for occupancy in October 2002. The land was contributed to the partnership in conjunction with the non-recourse HUD loan closing at an agreed upon value of $1,600,000 for an initial 80% limited partnership interest. The unrelated third party will contribute services at an agreed upon value of $400,000 for the remaining 20% limited partnership interest. This unrelated third party will also be the general partner and will earn a 20% partnership interest upon the successful lender pre-application conference. Any distributions from the partnership will be allocated to the partners as defined in the partnership agreement, which gives the limited partners a 10% return of investment preference before any distributions are made to the general partner. In addition, the limited partners may be required to loan the partnership up to $400,000 each. As of March 31, 2002, the Company had advanced funds of $215,000 to the partnership for costs associated with the development process and no additional advances are anticipated.

As its contribution to Creekside Apartments, LLLP, Bishop Powers transferred
19.7 acres to the partnership at a cost of $58,800. Approximately 18 acres will be used for the apartment site and the balance has been used to extent a public access road along the west side of Creekside Center to the apartments. This road will also provide access to the unsold property in Creekside Center. The water main and electrical service for the apartments were installed adjacent to this road and will provide those services to the remaining property in Creekside Center.

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

On June 15, 1999, the general partners of the partnership ("Seller") entered into an Agreement for Sale and Purchase (the "Agreement") with an unrelated third-party ("Purchaser") for the sale of the real property for $4,400,000. Under terms of the Agreement, the Purchaser has a 270 day Investigative Period to perform and/or obtain all tests, examinations, feasibility studies and other reasonable activities to underwrite the proposed acquisition of the property. In May 2000, the Purchaser elected to proceed with the acquisition of the property and made an additional earnest money deposit in accordance with the terms of the Agreement. On May 31, 2000 the Purchaser was given a six-month extension on the Agreement postponing the closing date until May 1, 2001. With the payment of an additional $25,000 in earnest money on April 25, 2001, the Agreement was amended postponing the closing date to August 15, 2001 or such earlier date as the parties may mutually agree. The $75,000 of earnest money previously paid was escrowed and became non-refundable, although still applicable to the purchase price. The Amendment also provided for additional monthly extensions with the payment of non-refundable extension fees that are not applicable to the purchase price. The fees for the first two extensions are $10,000 each, the second two extension fees are $20,000 each and the fee for the final extension is $30,000. On December 14, 2001 the Fourth Amendment was signed granting three additional extensions of 30 days each with the payment of non-refundable, non-applicable extension fees. The fees for the first two extensions were $30,000 each and the final extension fee was $50,000. Additionally, the remaining $75,000 earnest money plus interest became non-refundable and was released to the Seller. The Fourth Amendment also transfers the obligation for the construction of the roadway to the Purchaser with recourse to the Seller if Purchaser does not meet this obligation.

In February 2002 Z-H, Ltd., LLLP closed on the sale of its Hitters Haven property with net proceeds of $4,000,000. According to the terms of the Partnership Agreement, in the event of a sale or disposition of substantially all of the assets of the Partnership, the Partnership shall immediately commence to wind up its affairs. Proceeds from liquidation will pay any creditors and any credit balances in the Partner's respective capital accounts. The balance will be distributed to the Partners proportionate to their percentage of partnership interest. In March 2002 the General Partners made a distribution to the Partners of $3,000,000, of which, Bishop Capital received $570,000. The remaining assets will be liquidated and any outstanding bills paid before final distributions are made to the Partners.

At March 31, 2002, the net carrying value of the Company's 19% interest in Z-H, Ltd., LLLP is $348,925.

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

Regulation and Environmental Matters
------------------------------------

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

Under various federal, state and local laws, ordinances and regulations relating to the protection of the environment, a current or previous owner of real estate may be liable for the cost of removal or remediation of certain hazardous or toxic substances disposed, stored, released, generated, manufactured or discharged from, on, at, onto, under or in such property. Environmental laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence or release of such hazardous or toxic substances. The Company engaged an independent environmental engineer, at a cost of $1,000, to do a Phase I Environmental Assessment ("Assessment") on the 20 acre parcel being developed in Colorado Springs, Colorado. The Assessment did not reveal any non-compliance with environmental laws. The Company is not aware of any non-compliance with environmental laws, environmental liability or other environmental claims on its real estate properties that the Company believes would likely have a material adverse effect on the Company.

Insurance
---------

In the opinion of the Company's management, the Company's properties and real estate operations are adequately covered by insurance.

External Risk Factors
---------------------

The success of the Company depends upon, among other factors, (i) national and local trends of the economy, including interest rates, construction costs, governmental regulations and legislation, including environmental requirements,
(ii) real estate fluctuations, (iii) retailing trends, (iv) population trends,
(v) zoning laws, (vi) availability of financing and capital on satisfactory terms and the ability of the Company to compete with other owners and developers with greater resources and whose management may have more experience than the Company's officers.

In May 2001 the Company donated approximately 2.4 acres of land to the City of Colorado Springs for an addition to an existing park. The land is undevelopable for the Company's purposes and the donation relieves the Company of certain Sand Creek drainage obligations.

Natural Gas Royalty Interest
----------------------------

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

At March 31, 2002, the net carrying value of this interest was $196,720.

The royalty interest is in the Madden Unit (the "Unit") which produces natural gas from producing horizons between 5,500 and 24,000 feet. A gas processing plant in which the Partnership has no ownership interest treats the "sour gas" produced from the Madison formation (24,000 feet). The plant processes 66 MMCFD (million cubic feet per day) from three completed Madison wells. The operator of the Unit completed modification plans in September 1998 that increased the plant capacity from 50 MMCFD to 66 MMCFD. The construction of a second "sour gas" processing plant located north of the existing plant was completed in July 1999. The new plant has the capacity to process 66 MMCFD. A fourth Madison well, which was completed in February 2000 and went on-line in August 2000. A fifth deep well was not completed, but helps to define the reserves. There are two additional Madison wells needed to supply the new processing plant. Drilling has begun on the two wells, but they have not yet been completed. The saleable plant products include methane and sulfur. Carbon dioxide, which is also removed from the sour gas, is being vented since there is no current market for such product. The Partnership's royalty interest is subject only to plant processing costs and severance and ad valorem taxes.

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

Description of Property
-----------------------

The Company's principal properties consist of approximately 25 acres of developed and undeveloped real estate in Colorado and an office building, 11 lot subdivision and natural gas royalty interest in Wyoming. None of the properties are held subject to any encumbrance except for the office building, which is pledged as collateral on the note payable to a bank at March 31, 2002.

Real Estate Investment Policies

Although the Company has no formal policy as to the allocation of assets among its real estate investments, the Company has limited such investments to its present real estate holdings that were acquired primarily for capital gain and income. The allocation of assets and investments may be changed without a vote of the Company's shareholders. The Company does not anticipate any major investments in real estate mortgages or securities of, or interests in, companies primarily engaged in real estate activities.

The Company's major real estate investment is the undeveloped real estate in Colorado Springs, Colorado. This area has sustained a consistent growth in population over the past twenty-five years. Several new retail development centers and residential areas north and east of the Company's property have been constructed or are in the planning stages. A Wal Mart Superstore is under construction on the former Hitters Haven property and the 328 unit Creekside Apartments is under construction adjacent to the unsold Creekside Center at Galley property. Demographic and marketing studies by independent third-parties project higher retail sales and population growth over a five-year period within a one to five mile radius of the Company's property which is zoned PBC-2 (Planned Business Center) and OC (Office Complex). The PBC zoning allows most commercial and retail uses and the OC zoning permits office uses as well as destination restaurants.

The Company is developing a 16 acre parcel called "The Crossing at Palmer Park" and 13 acres called "Creekside Center at Galley".

The Crossing at Palmer Park

The first phase of the development plan, which comprised 5 lots (4.62 acres), was completed in fiscal year 1998. The costs for the on-site and off-site development work were approximately $446,000. The Company closed sales on four lots totaling $1,326,600 in prior fiscal years. The fifth lot remains unsold.

In fiscal year 2001 the Company sold one lot in the third phase for $440,000 with no additional development costs incurred.

In fiscal year 1999, the Company's Concept Plan for the remaining 15 acres was approved by the appropriate governmental authorities. The costs for the on-site and off-site development work were approximately $374,000.

The western boundary of the remaining 9 acres of developable real estate borders a drainage channel that will require certain improvements as the undeveloped land adjacent to the drainage channel is platted for development. The Company estimates that the drainage channel improvement costs will approximate $200,000.

The Company, pursuant to applicable City Code regulations, submitted cash reimbursement requests totaling $381,000 to the City of Colorado Springs/El Paso County Drainage Board (the "Drainage Board") for costs incurred on the construction of public, reimbursable drainage facilities. The Drainage Board, which reviews and approves all reimbursable requests, maintains an approved payment list in chronological order of approval. The approved requests are paid on a semi-annual basis subject to the availability of funds that are generated by certain fees paid by developers and other parties. Accordingly, companies with reimbursable requests on the approved payment list may ultimately not receive any reimbursement. The approved reimbursable amounts can also be used as credits to offset certain fees relating to plat filings or assigned to other parties. The Company utilized $11,500 of their credits to offset certain fees associated with their plat filings and assigned credits totaling $369,500 to unrelated third-parties for discounted net cash proceeds of $248,500 that were credited against capitalized land development costs.

Creekside Center at Galley

The Company's Concept Plan and Plat for Phase I of this development was approved by the appropriate governmental authorities in April 2000. Phase I consists of 4 lots totaling approximately 5 acres. The Company closed on the sale of three of the four lots in Creekside Center at Galley for $1,376,112 of which $486,089 of the net proceeds were escrowed for off-site and on-site improvements. The Company received the remaining net proceeds of $721,208.

The Company has completed all of the site development work for Phase I off-site and on-site improvements consisting of grading, utilities, storm sewer, paving and curb and gutter with an approximate cost of $695,000. All escrowed funds and financial assurances to the City have been released except for $10,500. In addition, a change order was signed for the costs of installing a 24" city water main to service Creekside Center. Reimbursement from the City has been applied for, although reimbursements are not guaranteed and are subject to Water Resources Department approval and available funds. Accordingly no amounts have been accrued in the accompanying financial statements. The Company is aggressively marketing the remaining lot in Phase I and the undeveloped 9 acre parcel.

The Company had a contingent liability for certain improvements to a drainage channel located on the western boundary of Phase II of Creekside Center. With the development of Creekside Apartments and work completed by others, the Company has no liability relating to these improvements and there is no recourse to the Company.

Creekside Apartments

In October 1998, the Company entered into a limited partnership agreement with an unrelated third party to develop and construct a 328 unit apartment complex (the "Project"). The Project was subject to the successful rezoning from PBC-2 to R-5 of the 18 acres of undeveloped real property owned by the Company and favorable Project financing. The rezoning process was completed and approved by the appropriate governmental authorities in February 2000. The estimated cost of the Project is $33,000,000 of which $27,868,000 was financed by a non-recourse HUD 221 (d) 4 loan with a fixed rate of 6.85% and will cover the 24-month construction period as well as the 40-year permanent term from the U. S. Department of Housing and Urban Development. Construction began in December
2001 with completion scheduled for the fourth quarter of 2003. The Company has contributed the land to the partnership at an agreed upon value of $1,600,000 for an initial 80% limited partnership interest. The unrelated third party will contribute services with an agreed upon value of $400,000 for the remaining 20% limited partnership interest. This unrelated third party will also be the general partner. After limited partners have received a cumulative preferred return of 10% on their capital contributions, distributions to the partners will be 20% to the general partner and the remaining 80% will be distributed 80% to Bishop Powers, Ltd. and 20% to the general partner. Any distributions from the partnership will be allocated to the partners as set forth in the partnership agreement.

Reserves
--------

Reserve information relating to the natural gas royalty interest owned is not included in this report because the information is not made available to royalty interest owners by Louisiana Land and Exploration Company, a wholly-owned subsidiary of Burlington Resources Inc., the operator of the properties. The Company's share of production from the royalty interest for the year ended March 31, 2002 was 89,300 mcf.

Legal Proceedings
-----------------

The Company is not a party to any pending legal proceedings involving a claim for damages which amount exceeds 10% of the current assets of the Company and its subsidiaries on a consolidated basis and no such proceedings are known to be contemplated.

Submission of Matters to a Vote of Security Holders
---------------------------------------------------

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 31, 2002.





                                     PART II


Market for Common Equity and Related Stockholder Matters
--------------------------------------------------------

Common Stock

The Company's common stock (trading symbol "BPCC") is traded on the OTC (non-NASDAQ) Bulletin Board used by members of the National Association of Securities Dealers, Inc. ("NASD"). The following table shows the high and low bid prices for the common stock of the Company for the periods indicated as reported by the NASD. The quotations represent prices between dealers and do not include retail mark-up, markdown, or commission and may not represent actual transactions.

          Quarter Ended                 High Bid                   Low Bid
          -------------                 --------                   -------

             3/31/00                      .750                       .625
             6/30/00                     1.375                       .660
             9/30/00                     1.375                       .625
            12/31/00                     1.025                       .665

             3/31/01                     1.750                       .665
             6/30/01                     1.350                       .640
             9/30/01                     1.150                      1.060
            12/31/01                     1.250                      1.060

             3/31/02                     1.250                       .550

As of May 31, 2002, there were approximately 2,000 holders of record of the Company's common stock (which number does not include shareholders whose shares are held of record by brokerage firms).

Dividends

The Company has never paid dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future, will be determined by the Company's Board of Directors in light of the Company's earnings, financial condition and other relevant considerations. There are no restrictions on the Company's present or future ability to pay dividends.

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

Results of Operations
---------------------

The Company had net income of $227,400 for the fiscal year ended March 31, 2002 compared to net income of $448,000 for fiscal 2001. The decrease is primarily attributable to a decrease in real estate sales, gas royalties and unrealized loss on marketable securities offset by an increase in equity in partnership income.

Fiscal 2002 Compared to Fiscal 2001

Gross profit on real estate sold of $83,200 in fiscal 2002 resulted from the balance of previously deferred revenue from the sale of four commercial lots in Colorado Springs, Colorado. In fiscal 2001, the gross profit on real estate sold of $734,700 resulted primarily from the revenue recognized on the sale of the four commercial lots. The Company had no real estate sales in fiscal 2002 compared to $1,240,600 in fiscal 2001 that were offset by costs of real estate sold of $492,000 and $506,000, respectively. The costs incurred in fiscal year 2002 relate to completion of development work on lots sold in fiscal 2001.

General and administrative expenses increased $38,500 or 9% in fiscal 2002 due primarily to an increase of $29,400 in legal fees and $18,400 in accounting fees offset by a decrease in employee benefits of $13,500.

Depreciation and amortization increased $2,800 or 21% in fiscal 2002 due to the purchase of additional depreciable assets.

Gas royalties, net of amortization, decreased $227,000 in fiscal 2002 compared to fiscal 2001 primarily due to the reduction in gas prices. Natural gas production decreased 7% (89,300 mcf in 2002 compared to 96,400 mcf in 2001) and the average sales price of natural gas decreased 48% ($2.31. per mcf in 2002 compared to $4.48 per mcf in 2001). Gas processing costs and production taxes decreased 23% ($21,900 in 2002 compared to $28,600 in 2001) primarily due to reduced production.

Interest income increased $37,500 or 330% in fiscal 2002 from fiscal 2001 primarily due to increased interest bearing investments in the current fiscal year.

Rental income decreased $1,300 or 4% in fiscal 2002 from fiscal 2001 primarily due to a change in tenants of office space in the Company's corporate office building.

The net loss on sale of marketable securities of $77,100 in fiscal 2002 is primarily from the sale of securities carried at a loss for an extended period.

The net unrealized loss on marketable securities of $24,300 in fiscal 2002 represents the net change in the market value of the trading securities portfolio from March 31, 2001.

Equity in limited partnership income reflects a gain of $643,900 in fiscal 2002 due to the sale of the major assets of a limited partnership.

Interest expense decreased $1,200 in fiscal 2002 compared to fiscal 2001 primarily due to repayments of the bank note.

The minority interest in income of partnership represents Bridger Creek Partnership's limited partner's 20% share of net gas royalty income computed on a fiscal year basis and the limited partners of Bishop Powers, Ltd. 19% interest in the Colorado Springs, Colorado property under development.

Financial Condition

At March 31, 2002, the Company had working capital of $1,025,200.

The following summary table reflects comparative cash flows for the Company for the two years ended March 31, 2002:

                                                          Years Ended
                                                            March 31,
                                                    ------------------------
                                                       2002           2001
                                                    ---------      ---------
           Net cash provided by (used in):
                  Operating activities              $(971,500)     $ 666,400
                  Investing activities                637,500        (17,100)
                  Financing activities                (66,900)      (173,800)

Net cash used in operating activities in fiscal year 2002 is primarily attributable to an increase in equity in limited partnerships income of $643,900, an increase in marketable securities of $669,600, offset by a $151,300 decrease in land under development, a $234,000 decrease in restricted cash and a decrease in deferred revenue from the sale of commercial pad sites in Colorado Springs, Colorado of $575,300. By comparison, in fiscal year 2001, net cash provided by operating activities primarily resulted from an increase in deferred revenue of $575,300 and an increase in minority interests of $152,400 offset by an increase in restricted cash of $244,500.

Net cash provided by investing activities in fiscal 2002 resulted primarily from the proceeds from sales of marketable securities of $244,100 and a distribution from a limited partnership of $570,000 offset by advances on notes receivable of $135,000 and purchases of fixed assets of $52,000. In fiscal 2001, net cash used in investing activities resulted primarily from advances on notes receivable of $65,000 offset by the proceeds from the sale of marketable securities of $36,600.

Net cash used in financing activities in fiscal 2002 resulted primarily from distributions to minority partners of $42,900, purchase of treasury stock for $97,800 and repayment of borrowings of $11,300 offset by advances on notes payable of $85,000. Net cash used in financing activities in fiscal 2001 resulted from distributions to minority partners of $104,300 purchase of treasury stock for $59,100 and repayment of bank borrowings of $10,400.

The Company's material commitments for capital expenditures in the next twelve months will be in conjunction with the undeveloped acreage in Colorado Springs, Colorado relating to (i) the Phase III development of "The Crossing at Palmer Park" on the remaining 9 acres (ii) the "Creekside Apartments" project consisting of 328 units on 18 acres and (iii) the Phase II development of "Creekside Center at Galley" on 9 acres.

When the Company develops Phase III of "The Crossing at Palmer Park," it will incur development costs for additional drainage channel improvements. The Company anticipates that the estimated costs of $200,000 for these improvements will be funded by cash proceeds from lot sales.

In connection with the apartment complex, the Company may have to loan Creekside Apartments, LLLP, under terms of the partnership agreement, up to an additional $185,000 for costs associated with the development process and other partnership matters. The Company anticipates that the loan advances, will be funded from either working capital or cash proceeds from lot sales.

The Company has completed the Phase I development of the Creekside Center at Galley. The costs for the Phase I development work consisting of grading, utilities, storm sewer, paving, curb and gutter and 24" water main are approximately $695,200. These costs have been funded by the $486,089 that was placed in escrow from the lot sale closings and proceeds from sales. Costs of $249,000 were incurred for the installation a 24" city water main to service Creekside Center. Reimbursements from the City have been applied for, although reimbursements are not guaranteed and are subject to Water Resources Department approval and available funds.

The Company believes that existing working capital will be sufficient to fund the Company's operations, exclusive of real estate development expenditures, during the next fiscal year. Real estate development expenditures will be funded by proceeds from retail lot sale closings.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. We do not believe that the adoption of these statements will have a material effect on our financial position, results of operations, or cash flows.

In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt the statement effective no later than April 1, 2003, as required. We do not believe the adoption of this statement will have a material effect on our financial position, results of operation, or cash flow.

In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, we cannot estimate the effect of this statement on our financial position, results of operations, or cash flows.

In April 2002, the FASB approved SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections. SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under FAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002.

Impact of Inflation

The Company cannot determine the precise effects of inflation. However, the impact of general price inflation has not had a material adverse effect on the results of the Company's operations.

Financial Statements
--------------------

Information with respect to Financial Statements appears on page F-1 of this report. Such information is incorporated herein by reference.

Changes in and Disagreements with Accountants on Accounting and Financial
-------------------------------------------------------------------------
Disclosure
----------

None.


                                    PART III


Directors and Executive Officers
--------------------------------

Identification of Directors and Executive Officers

       Name                    Age                        Office
       ----                    ---                        ------

Robert E. Thrailkill            70             Chairman of the Board, President
                                               and Chief Executive Officer

Sherry L. Moore                 53             Secretary, Director and Chief
                                               Financial Officer

Robert J. Thrailkill            43             Director



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

Sherry L. Moore. Ms. Moore was appointed a Director of the Company in December 2001. Ms. Moore has served as Secretary of the Company since July 2000. Previously, Ms. Moore served as Comptroller of the Company from November 1995 to April 2000 and Comptroller of Metro Capital Corporation, the Company's former parent corporation, from January 1987 to November 1995. Prior to joining Metro Capital Corporation, she held various financial positions with other companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

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

Executive Compensation
----------------------

Summary Compensation Table

The following table sets forth the compensation received by the Chief Executive Officer for the years ended March 31, 2002, 2001 and 2000. No other executive officer had total annual salary and bonus exceeding $100,000 for the year ended March 31, 2002.



                                                                             Long Term
      Name                               Annual Compensation                 Compensation Awards
      and                  --------------------------------------------   --------------------------
    Principal                                              Other Annual       Restricted     Options
    Position                Year        Salary     Bonus   Compensation   Stock Award ($)    SARS(#)
    --------               ------       -------    ------  ------------   ---------------    -------
Robert E. Thrailkill        2002        $145,000   $  --   $ 13,400 (2)    $    --             --
President, Chief            2001         145,000      --     41,000 (1)         --             --
Executive Officer           2000         145,000      --       --               --             --
and Director
--------------
     (1)  Consists of two issues of 20,000 restricted shares each as additional compensation with a fair market value of $.67 and $1.38 per share respectively.

     (2) Consists of 20,000 restricted shares issued as additional compensation with a fair market value of $.67 per share.

Compensation of Directors

There are no current arrangements for the compensation of directors for services rendered. There are no other arrangements whereby any of the Company's directors received compensation for services as a director during fiscal 2002.

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

                                       18

Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------

Security Ownership of Certain Beneficial Owners

The following table shows, as of May 31, 2002, those persons known by the Company to be the beneficial owners of more than 5% of the Company's common stock:

                                              Amount and Nature
                     Name and Address           of Beneficial         Percent
Title of Class       of Beneficial Owner          Ownership           of Class
--------------       -------------------      -----------------       --------
Common Stock         Robert E. Thrailkill          231,470             27.7%
                     716 College View Drive
                     Riverton, WY 82501


Security Ownership of Management

The following table shows, as of May 31, 2002, management's ownership of the Company's common stock:

                                              Amount and Nature
                     Name and Address           of Beneficial         Percent
Title of Class       of Beneficial Owner          Ownership           of Class
--------------       -------------------     ----------------------   --------
Common Stock         Robert E. Thrailkill          231,470              27.7%
                     716 College View Drive
                     Riverton, WY 82501

Common Stock         Robert J. Thrailkill           28,438               3.4%
                     716 College View Drive
                     Riverton, WY 82501

Common Stock         Sherry L. Moore                10,625               1.3%
                     716 College View Drive
                     Riverton, WY  82501

Common Stock         All officers and directors
                     as a group (three persons)     270,533             32.4%


Certain Relationships and Related Transactions
----------------------------------------------

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

Indebtedness of Management

 No officer or director of the Company has been indebted to the Company directly or indirectly during the last two fiscal years.


                                     PART IV


Exhibits and Reports on Form 8-K
--------------------------------

Exhibits

3.1   Articles of Incorporation and Bylaws. (1)

10.1 Management Agreement dated December 8, 1995 between American Rivers Oil Company (formerly Metro Capital Corporation), Bishop Capital Corporation (formerly Bishop Cable Communications Corporation) and Robert E. Thrailkill. (1)

10.5 Operating Agreement dated December 8, 1995 between American Rivers Oil Company (formerly Metro Capital Corporation), Karlton Terry Oil Company and Bishop Capital Corporation (formerly Bishop Cable Communications Corporation).
(2)

10.6 Voting Agreement dated December 8, 1995 between American Rivers Oil Company (formerly Metro Capital Corporation), Karlton Terry Oil Company and Bishop Capital Corporation (formerly Bishop Cable Communications Corporation).
(2)

10.7 Bishop Powers, Ltd. Limited Partnership Agreement dated October 15, 1993 between Bishop Capital Corporation (formerly Bishop Cable Communications Corporation) as General Partner and Powers Golf LLC as Limited Partner. (2)

10.8 Z-H, Ltd. Limited Partnership Agreement dated October 15, 1993 between Powers Golf LLC as General Partner and Bishop Capital Corporation (formerly Bishop Cable Communications Corporation) as Limited Partner. (2)

10.9 Agreement of Bridger Creek Partnership dated December 31, 1990 between Bishop Capital Corporation (successor to interest of Metro Capital Corporation) and Mr. and Mrs. William N. Spratt. (2)

10.13 Creekside Apartments, LLLP, a Colorado limited liability limited partnership dated October 28, 1999 between Wood Avenue Investment Co., LLC, a Colorado limited liability company, as General Partner, Bishop Powers, Ltd., a Colorado limited partnership, as Limited Partner and Wood Avenue Investment Co., LLC, as Limited Partner. (3)

10.14 Option Agreement dated October 28, 1999 between Bishop Powers, Ltd., a Colorado limited partnership and Creekside Apartments, LLLP, a Colorado limited liability limited partnership. (3)

10.15 Agreement for Sale and Purchase of Real Property dated June 15, 1999 between Z-H, Ltd., a Colorado limited partnership and Centrefund Development (Colorado) Corp. (4)

10.16 Agreement for the Purchase and Sale of Commercial Real Estate dated September 14, 1999 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and Dillon Real Estate Co., Inc., a Kansas corporation. (4)

10.17 Agreement for the Purchase and Sale of Commercial Real Estate dated October 15, 1999 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and JH Foods Ltd., a Colorado limited partnership. (4)

10.18 Employment Termination and Settlement Agreement dated August 9, 1999 between Bishop Capital Corporation, a Wyoming corporation and Robert J. Thrailkill.

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

------------------------

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

Reports on Form 8-K

None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BISHOP CAPITAL CORPORATION
                                            (Registrant)


Date: June 27, 2002                         By:  /s/  Robert E. Thrailkill
                                               -------------------------------
                                                      Robert E. Thrailkill
                                                      Chairman of the Board,
                                                      President and Chief
                                                      Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date:  June 27, 2002                             /s/  Sherry L. Moore
                                                 -----------------------------
                                                      Sherry L. Moore
                                                      Director, Secretary, Chief
                                                      Financial Officer and
                                                      Principal Accounting
                                                      Officer

 Date: June 26, 2002                             /s/  Robert J.Thrailkill
                                                 -----------------------------
                                                      Robert J. Thrailkill
                                                      Director

                           Bishop Capital Corporation
                                and Subsidiaries

                        Consolidated Financial Statements
                             March 31, 2002 and 2001

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Independent Auditor's Report.................................................F-2

Consolidated Balance Sheet - March 31, 2002..................................F-3

Consolidated Statements of Income -
 For the Years Ended March 31, 2002 and 2001.................................F-4

Consolidated Statements of Changes in Stockholders' Equity -
 For the Years Ended March 31, 2002 and 2001.................................F-5

Consolidated Statements of Cash Flows -
 For the Years Ended March 31, 2002 and 2001.................................F-6

Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Bishop Capital Corporation
Riverton, Wyoming


We have audited the accompanying consolidated balance sheet of Bishop Capital Corporation and subsidiaries as of March 31, 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bishop Capital Corporation and subsidiaries as of March 31, 2002, and the results of their operations and their cash flows for the years ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.




/s/  HEIN + ASSOCIATES LLP
-----------------------------
     HEIN + ASSOCIATES LLP



Denver, Colorado
May 15, 2002



                             BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET
                                           MARCH 31, 2002

                                               ASSETS
                                               ------


CURRENT ASSETS:
    Cash and equivalents                                                                $    96,644
    Restricted cash                                                                          10,450
    Marketable securities                                                                 1,131,007
    Receivables:
         Gas royalties                                                                       37,842
         Interest and other                                                                  26,245
    Prepaid expenses and other                                                               18,605
                                                                                        -----------
             Total current assets                                                         1,320,793
PROPERTY AND EQUIPMENT:
    Building                                                                                231,699
    Furniture and fixtures                                                                   72,459
    Vehicles and equipment                                                                   53,876
    Less accumulated depreciation                                                          (157,739)
                                                                                        -----------
             Net property and equipment                                                     200,295
                                                                                        -----------
OTHER ASSETS:
    Land under development                                                                  675,460
    Investment in limited partnership                                                       348,925
    Gas royalty interest, net of accumulated amortization of $870,335                       196,716
    Deferred income taxes                                                                    35,000
    Notes receivable                                                                        223,618
    Other assets, net                                                                        56,226
                                                                                        -----------
             Total other assets                                                           1,535,945
                                                                                        -----------
TOTAL ASSETS                                                                            $ 3,057,033
                                                                                        ===========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                               $    64,355
    Current maturities of long-term debt                                                     97,231
    Deferred income taxes                                                                     9,000
    Payable to broker                                                                       125,010
                                                                                        -----------
             Total current liabilities                                                      295,596
LONG-TERM DEBT, less current maturities                                                     201,029
COMMITMENTS (Notes 6 and 10)
MINORITY INTEREST                                                                            64,522
STOCKHOLDERS' EQUITY:
    Preferred stock, no par value; 5,000,000 shares authorized, no shares issued               --
    Common stock, $.01 par value; 15,000,000 shares authorized; 948,355 shares issued         9,484
    Treasury stock, 111,333 shares, at cost                                                (159,710)
    Capital in excess of par value                                                        2,290,599
    Retained earnings                                                                       355,513
                                                                                        -----------
             Total stockholders' equity                                                   2,495,886
                                                                                        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 3,057,033
                                                                                        ===========


                 See accompanying notes to these consolidated financial statements.

                                                F-3



                     BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME


                                                              FOR THE YEARS ENDED
                                                                   MARCH 31,
                                                          --------------------------
                                                              2002           2001
                                                          -----------    -----------

REAL ESTATE SALES                                         $   575,272    $ 1,240,648
COST OF REAL ESTATE SALES                                     492,028        505,983
                                                          -----------    -----------
GROSS PROFIT ON REAL ESTATE SOLD                               83,244        734,665

COSTS AND EXPENSES:
    General and administrative                                461,797        423,320
    Depreciation and amortization                              16,162         13,386
                                                          -----------    -----------
                                                              477,959        436,706
                                                          -----------    -----------

INCOME (LOSS) FROM OPERATIONS                                (394,715)       297,959

OTHER INCOME (EXPENSE):
    Gas royalties, net of amortization of $13,344             160,027        386,997
    Interest income                                            48,899         11,366
    Dividend income                                            29,453         21,628
    Rental income                                              29,605         30,911
    Net gain (loss) on sale of marketable securities          (77,105)        30,511
    Net unrealized gain (loss) on marketable securities       (24,257)      (423,019)
    Equity in limited partnership income (loss)               643,928         (1,006)
    Interest expense                                          (28,300)       (29,536)
    Sale of sewer easement                                       --          114,565
    Other                                                         250           --
                                                          -----------    -----------

INCOME BEFORE INCOME TAXES                                    387,785        440,376

Income tax (provision) benefit:
    Deferred                                                 (134,000)       160,000
                                                          -----------    -----------
                                                              253,785        600,376

MINORITY INTEREST IN INCOME OF PARTNERSHIP                    (26,413)      (152,383)
                                                          -----------    -----------

NET INCOME                                                $   227,372    $   447,993
                                                          ===========    ===========

EARNINGS PER SHARE (BASIC AND DILUTED)                    $       .27    $       .50
                                                          ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (BASIC
 AND DILUTED)                                                 844,000        893,000
                                                          ===========    ===========


         See accompanying notes to these consolidated financial statements.

                                         F-4



                                            BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                            FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


                                      COMMON STOCK                TREASURY STOCK
                               -------------------------   --------------------------     CAPITAL IN
                                 NUMBER OF                   NUMBER OF                    EXCESS OF     RETAINED
                                  SHARES        AMOUNT        SHARES         AMOUNT       PAR VALUE     EARNINGS         TOTAL
                               -----------   -----------   -----------    -----------    -----------   -----------    -----------
BALANCES, April 1, 2000            878,355   $     8,784        (3,561)   $    (2,820)   $ 2,217,599   $  (319,852)   $ 1,903,711

  Purchase of treasury stock          --            --         (29,567)       (59,134)          --            --          (59,134)
  Stock bonus                       40,000           400          --             --           40,600          --           41,000
  Net income                          --            --            --             --             --         447,993        447,993
                               -----------   -----------   -----------    -----------    -----------   -----------    -----------

BALANCES, March 31, 2001           918,355         9,184       (33,128)       (61,954)     2,258,199       128,141      2,333,570

  Purchase of treasury stock          --            --         (78,205)       (97,756)          --            --          (97,756)
  Stock bonus                       30,000           300          --             --           32,400          --           32,700
  Net income                          --            --            --             --             --         227,372        227,372
                               -----------   -----------   -----------    -----------    -----------   -----------    -----------

BALANCES, March 31, 2002           948,355   $     9,484      (111,333)   $  (159,710)   $ 2,290,599   $   355,513    $ 2,495,886
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

                                                               F-5



                             BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               FOR THE YEARS ENDED
                                                                                    MARCH 31,
                                                                             ----------------------
                                                                                2002         2001
                                                                             ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $ 227,372    $ 447,993
     Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
             Minority interest                                                  26,413      152,383
             Depreciation and amortization                                      16,162       10,881
             Deferred income taxes                                             143,000     (160,000)
             Common stock issued to employees for compensation                  32,700       41,000
             Equity in limited partnership income                             (643,928)       1,006
             Net (gain) loss on sale of marketable securities                   77,105      (30,511)
             Net change in unrealized (gain) loss on marketable securities     (24,257)     423,019
             Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Restricted cash                                          234,067     (244,517)
                      Marketable securities                                   (669,616)    (355,239)
                      Gas royalties receivable                                  63,381      (83,363)
                      Interest and other receivables                            (2,263)     (22,255)
                      Prepaid expenses and other                                (2,807)       7,864
                      Land under development                                   151,255      (75,947)
                      Gas royalty interest                                      13,344       13,344
                 Increase (decrease) in:
                      Accounts payable and accrued expenses                    (28,286)     (78,297)
                      Deferred revenue                                        (575,272)     575,272
                      Payable to broker                                           (867)      43,758
                      Tax liabilities                                           (9,000)        --
                                                                             ---------    ---------
             Net cash provided by (used in) operating activities              (971,497)     666,391
CASH FLOWS FROM INVESTING ACTIVITIES:
     Funds advanced under notes receivable                                    (135,000)     (65,000)
     Proceeds from sales of marketable securities                              244,128       36,574
     Proceeds from collection of notes receivable                                7,785        5,660
     Purchase of property and equipment                                        (51,951)      (4,886)
     Distribution from limited partnership                                     570,000         --
     Other                                                                       2,548       10,550
                                                                             ---------    ---------
             Net cash provided by (used in) investing activities               637,510      (17,102)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to minority limited partners                                (42,880)    (104,316)
     Proceeds from borrowings                                                   85,000         --
     Principal payments on borrowings                                          (11,279)     (10,399)
     Treasury stock acquired                                                   (97,756)     (59,134)
                                                                             ---------    ---------
             Net cash used in financing activities                             (66,915)    (173,849)
                                                                             ---------    ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                               (400,902)     475,440
CASH AND EQUIVALENTS, beginning of year                                        497,546       22,106
                                                                             ---------    ---------
CASH AND EQUIVALENTS, end of year                                            $  96,644    $ 497,546
                                                                             =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                  $  27,923    $  29,625
                                                                             =========    =========
     Cash paid for taxes                                                     $  11,000    $    --
                                                                             =========    =========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITY:
     Purchase of vehicle through trade-in                                    $  20,418    $    --
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

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Marketable Securities - Management determines the appropriate classification of its investments at the time of acquisition and re-evaluates such determination at each balance sheet date. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Realized gains and losses on all securities are based on average costs.

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

     Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

     In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations, or cash flows.

     In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

     In April 2002, the FASB also approved SFAS 145, Rescission of FASB No. 4, 44 and 64, Amendment of FASB 13, and Technical Corrections. This statement clarifies, updates and simplifies existing accounting pronouncements related to gain and losses on extinguishments of debt and lease modifications, among other items. The Company does not believe that the adoption of this statement will have a material effect on its financial position, results of operations or cash flow.

3.   MARKETABLE SECURITIES:
     ----------------------

     The cost and estimated fair market value of trading securities at March 31, 2002, are as follows:

                                                           Fair         Net
                                                          Market     Unrealized
                                              Cost         Value     Gain (Loss)
                                           ----------   ----------   ----------
         Redeemable preferred securities   $  845,480   $  827,770   $  (17,710)
         Equity securities                    278,124      303,236       25,112
                                           ----------   ----------   ----------

                                           $1,123,604   $1,131,006   $    7,402
                                           ==========   ==========   ==========


     At March 31, 2002, the Company's investment in equity securities included one security with a fair value of $102,000. The Company also had investments in three redeemable preferred securities with fair values of $196,000, $194,000 and $152,000.

4.   GAS ROYALTY INTEREST:
     --------------------

     In December 1990, the Company purchased a royalty interest in certain gas properties located in Wyoming for approximately $1,067,000. At March 31, 2002, the net carrying value of this interest amounts to $196,716. Revenues related to this royalty interest are affected by local gas transportation, processing, and marketing arrangements. Reserve disclosures related to the gas royalty interest are not presented because the information is unavailable from the operator of the properties.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     In connection with the purchase, the Company formed a tax partnership (Bridger Creek Partnership), which allocates to the Company, as general partner, the first $40,000 of annual cash flow from the partnership and 80% of annual cash flow in excess of $40,000. After the Company receives cumulative cash flow of $1,050,000 plus interest at prime adjusted semi-annually, the Company will be entitled to 60% of the annual cash flow of the partnership. For the year ended March 31, 2002, general partner and limited partner distributions were $211,526 and $42,880; respectively.

5.   NOTES RECEIVABLE:
     ----------------

                                                                       2001
                                                                    ----------

         Note receivable, related party, principal and
         interest due upon completion of project
        (expected completion date of August 2003),
         interest rate of 5.75% per annum                           $  215,000
         Other                                                           8,618
                                                                    ----------
                                                                    $  223,618


6.   LAND DEVELOPMENT PARTNERSHIPS:
     -----------------------------

     General Partnership Interest - In October 1993, the Company became the general partner of a limited partnership to develop or sell 55 acres of undeveloped real estate. The Company contributed $250,000 cash for its 81% general partnership interest. The remaining 19% interest is held by the limited partners who are the general partners in the partnership described below. The Company was allocated 100% of the income and losses until it had been paid $700,000, after which the allocation is apportioned according to ownership interests. At March 31, 2002, general partner and limited partner distributions were allocated as $396,010 and $0; respectively. As of March 31, 2002, the Partnership's activities were focused on the development of four commercial pad sites on approximately 5 acres of a 30-acre parcel. Three of the pad sites under development were sold during the year ended March 31, 2001. Accordingly, $575,272 of revenue was deferred at March 31, 2001, as additional development work was required under these sales contracts. Additionally, a previously developed pad was sold for which no profit was deferred. No pad sites were sold during the year ended March 31, 2002.

     In connection with the real estate sales, the Company used the percentage-of-completion method to determine the amount of gross profit to be recognized for the years ended March 31, 2002 and 2001, as follows:

                                                         2002          2001
                                                      ----------    ----------

          Sales of real estate                        $  575,272    $1,240,648
          Less cost of real estate sold                  492,028       505,983
                                                      ----------    ----------
             Gross profit on sales of real estate     $   83,244    $  734,665
                                                      ==========    ==========



                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Limited Partnership Interest - The Company also became a limited partner in a limited partnership, which purchased approximately 35 acres of undeveloped land adjacent to the land mentioned above. The partnership constructed a golf driving range, miniature golf, and batting facility which was completed in July 1994. The Company contributed $350,000 cash for its 19% partnership interest, which is reported under the equity method of accounting. In July 1997, the general partner (Seller) entered into an Agreement of Purchase and Sale of Leasehold with an unrelated third party
     (Purchaser) for the sale of all improvements, buildings, and fixtures for $71,500 cash, $100,000 of Purchaser's restricted common stock and assumption by Purchaser of approximately $887,000 of debt. The closing of the transaction occurred in October 1997. In connection with the real property, the parties entered into a 25-year Ground Lease (the "Lease") whereby the Purchaser will pay annual rents aggregating $3,909,000 over the Lease term. On June 15, 1999, the general partner of Z-H, Ltd. (Seller) entered into an Agreement for Sale and Purchase (the "Agreement") with an unrelated third party (Purchaser) for the sale of the real property, currently subject to the Ground Lease (the "Lease") for $4,400,000 cash. On
     May 31, 2000, the Purchaser was given a six-month extension on the Agreement postponing the closing date until May 1, 2001. With the payment of an additional $25,000 in earnest money on April 25, 2001, the Agreement was amended postponing the closing date to August 15, 2001 or such earlier date as the parties may mutually agree. The $75,000 of earnest money previously paid was escrowed and became non-refundable, although still applicable to the purchase price. The Amendment also provided for additional monthly extensions with the payment of non-refundable extension fees that are not applicable to the purchase price. The fees for the first two extensions are $10,000 each, the second two extension fees are $20,000 each and the fee for the final extension is $30,000. The sale of the real property closed in February 2002 resulting in an immediate liquidation of the Partnership. In March 2002, the General Partners distributed
     $3,000,000, of which the Company received $570,000. The remaining assets are to be liquidated subsequent to March 31, 2002 and final distributions made after payment of any outstanding liabilities.

     Following is a summary of condensed financial information pertaining to this limited partnership:

          Balance sheet data at March 31, 2002:
                  Current assets                                         $  986,000
                  Noncurrent assets                                         104,000
                  Notes payable - general partners                         (310,000)

                                                                              Years Ended March 31,
                                                                         ----------------------------
                                                                            2002              2001
                                                                         ----------        ----------
          Operations data:
                  Revenue                                                $   97,214        $  127,000
                  Costs and expenses                                       (520,301)         (162,000)
                  Other income (expense)                                  4,245,855            30,000
                                                                         ----------        ----------
                  Net income (loss)                                      $3,822,768        $   (5,000)
                                                                         ==========        ==========

                  Company's equity in limited partnership
                       income (loss)                                        726,349            (1,006)
                  Write-down of investment to net realizable value          (75,000)             --
                                                                         ----------        ----------
                                                                         $  651,349        $   (1,006)
                                                                         ==========        ==========



                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The land owned by the partnerships discussed above is located in Colorado Springs, Colorado and, accordingly, the value of these properties is directly affected by local economic and operating conditions. At March 31, 2002, there is a difference of approximately $202,000 between the carrying value of the Company's investment and its 19% interest in the net assets and liabilities of the limited partnership. This difference is primarily attributable to the difference between the profit sharing allocation and initial capital contributions by partners.

7.   BENEFIT PLAN:
     ------------

     Pension Plan - The Company has a pension plan (the "Plan"). Eligible employees may make voluntary contributions to the Plan; however, employee contributions are limited as specified in the Plan.

     The Company, at its discretion, may make additional contributions to the Plan. The Company made contributions of $29,309 and $36,235 for 2002 and 2001, respectively.


8.   LONG-TERM DEBT:
     --------------

     In December 1998, the Company obtained a $250,000 line-of-credit which is collateralized by the Company's building. Principal and interest (at 8.25% per annum) payments are due monthly and the line-of-credit matures in December 2003.

     In December 2001, the Company entered into a note agreement for $85,000, which is uncollateralized. Interest (at 6.25% per annum) payments are due monthly and the principal, plus any unpaid interest, are due in June 2002.

     The following is a schedule of future principal payments as of March 31, 2002:

                Year Ending March 31,

                        2003                                  $    97,231
                        2004                                      201,029
                                                              -----------
                                                              $   298,260
                                                              ===========



                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.   INCOME TAXES:
     ------------

     Income tax expense differs from the amounts computed using the statutory rate of 34% as follows:


                                                                        Years Ended March 31,
                                                                      ------------------------

                                                                         2002          2001
                                                                      ----------    ----------
               Computed tax expense at the expected statutory rate    $  123,000    $   98,000
               State income taxes, net of Federal benefit                 13,000        11,000
               Utilization of NOL carryforwards                             --         (61,000)
               Change in valuation allowance                              (1,000)     (208,000)
                                                                      ----------    ----------
                       Income tax expense (benefit)                   $  135,000    $ (160,000)
                                                                      ==========    ==========

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of March 31, 2002, are presented below:

               Deferred tax assets:
                       Depletion carryforward                         $   71,000
                       Net operating loss carryforwards                   73,000
                                                                      ----------
                              Total deferred tax assets                  144,000

               Deferred tax liabilities:
                       Tax Partnership activity                          109,000
                       Net unrealized gain on marketable securities        2,000
                       Other                                               7,000
                                                                      ----------
                              Total deferred tax liabilities             118,000
                                                                      ----------

                              Net deferred tax asset                  $   26,000
                                                                      ==========


     As of March 31, 2002, Bishop has a net operating loss carryforward for Federal income tax purposes of approximately $115,000, net of $81,000, which is subject to limitations under IRS Section 382 as a result of the spin-off discussed in Note 1. If not previously utilized, these carryforwards will expire by 2020.

                                      F-14

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.  COMMITMENTS:
     -----------

     In October 1998, the Company entered into a limited partnership agreement with an unrelated third party to develop and construct a 328 unit apartment complex (the "Project"). The Company contributed $4,000 towards the project during the year ended March 31, 1999. The estimated cost for the Project is $28,500,000 of which $27,300,000 is anticipated to be financed by a non-recourse loan from the U.S. Department of Housing and Urban Development or any other third party lender. The Company will be required to contribute the land valued at $1,600,000 (costing approximately $38,000) for an 80% limited partner interest. The unrelated third party will be required to contribute $400,000 of services for the remaining 20% limited partner interest and will also be the general partner. In addition, the limited partners may be required to loan the partnership up to $400,000 each. In January 1999, the Company and the other limited partner each loaned $15,000 to the partnership for costs associated with the rezoning process which was completed in the fiscal year 2000. In fiscal year 2002 and 2001, the Company and the other limited partner each loaned an additional $135,000 and $65,000, respectively, for a total to date of $215,000 each to the Partnership for costs associated with land development expenses.

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

11.  FINANCIAL INSTRUMENTS:
     ---------------------

     SFAS No. 107 requires the Company to disclose the fair value of certain financial instruments in its financial statements. Accordingly, at March 31, 2002, management's best estimate is that the carrying amount of cash and equivalents, notes and other receivables, accounts payable, notes payable, accrued expenses, and payable to broker, approximates fair value due to the short maturity of these instruments or the interest rate approximates the Company's effective borrowing rate.

12.  RELATED PARTY TRANSACTIONS:
     --------------------------

     The Company made income distributions totaling $42,880 and $104,314 to limited partners during the years ended March 31, 2002 and 2001. The Company also purchased treasury shares from a former director for $59,126 during February of 2001.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.  STOCK-BASED COMPENSATION:
     ------------------------

     During the year ended March 31, 2002 and 2001, the Company issued 30,000 and 40,000 shares, respectively, of its common stock to employees of the Company for services performed on behalf of the Company. The Company recognized a charge to operations for the fair value of these shares of $32,700 and $41,000 for the year ended March 31, 2002 and 2001, respectively.