Form 10QSB
period 2002-06-30
BISHOP CAPITAL CORP
filed 2002-08-19
CIK 1028426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For the Quarterly Period Ended                            Commission File Number
       June 30, 2002                                              0-21867


                           BISHOP CAPITAL CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Wyoming                                               84-0901126
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


716 College View Drive, Riverton, Wyoming                          82501
 --------------------------------------                           --------
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

The number of shares outstanding of the issuer's $.01 par value Common Stock as of August 7, 2002 was 870,583.

Transitional Small Business Disclosure Format
(Check one):  Yes     No  X
                 -----  -----

                         PART I - FINANCIAL INFORMATION

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002

                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
    Cash and equivalents                                            $    46,885
    Marketable securities                                             1,084,340
    Receivables:
         Gas royalties                                                   29,650
         Interest and other                                              51,019
    Prepaid expenses and other                                            3,685
                                                                    -----------
                 Total current assets                                 1,215,579

Property and Equipment:

    Building                                                            231,699
    Furniture                                                            72,459
    Vehicles and equipment                                               56,602
                                                                    -----------
                                                                        360,760
    Less accumulated depreciation                                      (163,242)
                                                                    -----------
                 Net property and equipment                             197,518
                                                                    -----------

OTHER ASSETS:
    Land under development                                              685,004
    Investment in limited partnership                                   468,241
    Gas royalty interest, net of accumulated
      amortization of $887,671                                          193,380
    Deferred income taxes                                                35,000
    Notes receivable                                                    223,026
    Other assets, net                                                       514
                                                                    -----------
                Total other assets                                    1,605,165
                                                                    -----------
TOTAL ASSETS:                                                       $ 3,018,262
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                           $    72,759
    Current maturities of long-term debt                                 97,481
    Deferred income taxes                                                 9,000
    Payable to broker                                                   151,409
                                                                    -----------
               Total current liabilities                                330,649

LONG-TERM DEBT (less current maturities):                               197,813
MINORITY INTERESTS:                                                      49,629

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value; 5,000,000 shares authorized,
     no shares issued                                                      --
    Common stock, $.01 par value; 15,000,000 shares authorized;
               840,583 shares issued and outstanding                      9,484
    Treasury stock, 111,333 shares                                     (159,710)
    Capital in excess of par value                                    2,290,599
    Accumulated deficit                                                 299,798
                                                                    -----------
              Total stockholders' equity                              2,440,171
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                         $ 3,018,262
                                                                    ===========


       See accompanying notes to these consolidated financial statements.

                  BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          For the Three Months
                                                             Ended June 30,
                                                         ----------------------
                                                            2002         2001
                                                         ---------    ---------

REVENUES:
    Sales of real estate                                 $    --      $ 223,311

COSTS AND EXPENSES:
   Cost of real estate sold                                   --        280,784
   General and administrative                              106,859      109,686
   Depreciation and amortization                             5,503        2,787
                                                         ---------    ---------

                                                           112,362      393,257
                                                         ---------    ---------

LOSS FROM OPERATIONS:                                     (112,362)    (169,946)

OTHER INCOME (EXPENSE):
    Gas royalties, net of amortization of $3,336
          and $3,336, respectively                          39,747       64,327
    Interest income                                         11,648       23,020
    Dividend income                                          5,256        7,854
    Rental income                                            6,048        6,726
    Net loss on sale of marketable securities                 --         (1,612)
    Net unrealized gain (loss) on marketable securities    (71,665)      15,391
    Gain on sale of property                                  --            250
    Equity in limited partnership income                    63,604       (4,188)
    Interest expense                                        (5,926)      (5,916)
                                                         ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES:                       $ (63,650)   $ (64,094)

PROVISION FOR INCOME TAXES:                                   --           --

MINORITY INTEREST IN INCOME OF PARTNERSHIPS:                 7,935       (4,523)
                                                         ---------    ---------

NET INCOME (LOSS):                                       $ (55,715)   $ (68,617)
                                                         =========    =========

EARNINGS (LOSS) PER SHARE:                               $    (.07)   $    (.08)
                                                         =========    =========

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING:                                    840,583      888,788
                                                         =========    =========


       See accompanying notes to these consolidated financial statements.



                        BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                                                    Three Months Ended
                                                                          June 30,
                                                                    ------------------
                                                                    2002         2001
                                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                           $ (55,715)   $ (68,617)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
           Minority Interest                                        (7,935)       4,523
           Depreciation and amortization                             5,503        6,563
           Equity in limited partnership (income) loss             (63,604)       4,188
           Net (gain) on sale of marketable securities                --         (1,612)
           Net unrealized (gain) loss on marketable securities      71,665       15,391
       Changes in operating assets and liabilities:
         (Increase) decrease in:
                      Restricted cash                               10,450      202,636
                      Marketable securities                        (24,998)    (164,422)
                      Gas royalties receivable                       8,192       47,028
                      Interest and other receivables               (24,774)      (4,982)
                      Prepaid expenses and other                    14,920        4,240
                      Land under development                        (9,544)      (3,391)
                      Gas royalty interest                           3,336         --
                  Increase (decrease) in:
                      Accounts payable and accrued expenses          8,404       72,081
                      Income taxes payable                            --           (500)
                      Payable to broker                             26,399       (5,173)
                      Deferred revenue                                --       (223,311)
                                                                 ---------    ---------

          Net cash provided by (used in) operating activities      (37,701)    (115,358)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of marketable securities                     --         43,969
      Funds advanced under notes receivable                           --        (65,000)
      Proceeds from collection of notes receivable                     592        5,926
      Proceeds from sale of equipment                                 --           (440)
      Purchase of property and equipment                            (2,726)        --
      Deposit for Treasury Stock purchase                             --        (93,750)
      Other                                                           --          1,412
                                                                 ---------    ---------
         Net cash provided by (used in) investing activities        (2,134)    (107,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on borrowings                              (2,966)      (2,485)
      Distributions to partners                                     (6,958)     (11,918)
                                                                 ---------    ---------
         Net cash provided by (used in) financing activities        (9,924)     (14,403)
                                                                 ---------    ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:                   (49,759)    (237,644)

CASH AND EQUIVALENTS (beginning of period):                         96,644      497,546
                                                                 ---------    ---------

CASH AND EQUIVALENTS (end of period):                            $  46,885    $ 259,902
                                                                 =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
      Cash paid for interest                                     $   5,926    $   5,916
                                                                 =========    =========


            See accompanying notes to these consolidated financial statements.

                                           F-3

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Basis of Presentation
---------------------

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2002 and results of operations for the interim periods ended June 30, 2002 and 2001. Such adjustments are of a normal and recurring nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-KSB for the year ended March 31, 2002.

Revenue Recognition
-------------------

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

In connection with the real estate sales, the Company used the percentage-of-completion method to determine the amount of gross profit to be recognized for the three months ended June 30, 2002 and 2001 as follows:

                                                      Three Months Ended
                                                           June 30,
                                                  -------------------------
                                                     2002          2001
                                                  -----------   -----------
         Sales of real estate                     $      --     $      --
         Revenue previously deferred                1,375,920     1,375,920
         Deferred revenue                                --        (351,961)
                                                  -----------   -----------
                                                    1,375,920     1,023,959
         Revenue previously recognized             (1,375,920)     (800,648)
         Cost of real estate sold                        --        (280,784)
                                                  -----------   -----------
         Gross profit on sale of real estate      $      --     $   (57,473)
                                                  ===========   ===========

The deferred revenue of $351,961 reflected as a liability in the Company's balance sheet at June 30, 2001 and was recognized as the related site development work obligations were completed. At March 31, 2002, 100% of the required development work for real estate sale contracts had been completed and, accordingly, 100% of the previously deferred profit was recognized.

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

The Company's net loss for the three months ended June 30, 2002 was $55,700 compared to net loss of $68,600 for the comparable period in 2001. The decrease in the current quarter is primarily attributable to increases in equity in partnership income, increase in minority interests and a reduction in the loss on real estate sold, offset by the net unrealized loss on marketable securities and decreases in gas royalties, interest income.

General and administrative expenses were the same for the comparable period in 2001.

Net gas royalty income decreased $24,600 for the three months ended June 30, 2002 compared to the same period in 2001. Natural gas production for the three months ended June 30, 2002 was 15,000 mcf compared to 22,000 mcf for the comparable period in 2001. The decrease in production is primarily due to increased production outside of the unit. The average sales price of natural gas decreased 35% ($2.45 per mcf compared to $3.77 per mcf) for the three months ended June 30, 2002 compared to the same period in 2001. Gas processing costs and production taxes decreased 48% ($7,600 for the three months ended June 30, 2002 compared to $14,600 in the comparable period in 2001).

Interest and dividend income decreased $14,000 for the three months ended June 30, 2002 compared to the same period in 2001. The decrease is due primarily to an escrow account interest payment received in the three months ended June 30, 2001.

Rental income decreased $700 in the three months ended June 30, 2002 due to the reduction of space rented compared to the same period in 2001.

The net unrealized loss on marketable securities of $71,700 for the three months ended June 30, 2002 as compared to a gain of $15,400 for the comparable period in 2001 is due to change in the market value of the securities held by the Company.

Equity in limited partnership income increased $67,800 for the three months ended June 30, 2002 compared to the same period in 2001, primarily due to the sale of major assets of a limited partnership.

Minority interest in earnings of consolidated subsidiaries of $7,900 for the three months ended June 30, 2002 represents Bridger Creek Partnership's limited partner's 20% share of net gas royalty income computed on a fiscal year basis and Bishop Powers, Ltd.'s limited partners' 19% interest in the Colorado Springs, Colorado property under development.

Interest expense remained the same for the three months ended June 30, 2002 compared to the same period in 2001 due to repayment of bank borrowings offset by additional short-term borrowings.

Financial Condition

At June 30, 2002, the Company had working capital of $884,900.

The following summary table reflects comparative quarterly cash flows for the Company as follows:

                                                         Three Months Ended
                                                              June 30,
                                                      ------------------------
                                                        2002           2001
                                                      ---------      ---------
         Net cash provided by (used in):
              Operating activities                    $ (37,701)     $(115,358)
              Investing activities                       (2,134)      (107,884)
              Financing activities                       (9,924)       (14,403)

The Company had net cash used in operating activities of $37,700 for the three months ended June 30, 2002 compared to net cash used in operating activities of $115,400 for the comparable period in 2001. The decrease in operating cash flows was due primarily to the increase in equity in limited partnerships and receivables, decrease in marketable securities, offset by unrealized loss on marketable securities and decrease on restricted cash, prepaid expenses and margins payable to brokers.

Net cash used in investing activities of $2,100 for the three months ended June 30, 2002 resulted primarily from collections on notes receivable and funds deposited for the purchase of fixed assets of $2,700 and from collection of notes receivable.

For the three months ended June 30, 2002 the Company made bank payments of $3,000. The Company had no bank borrowings and repayment of bank borrowings of $2,500 from financing activities for the three months ended June 30, 2001. The Company also made distributions to minority partners of $7,000 during the three months ended June 30, 2002.

The Company's material commitments for capital expenditures in the next twelve months may be in conjunction with undeveloped land in Colorado Springs, Colorado relating to (i) the Phase III development of approximately 9 acres in "The Crossings at Palmer Park," (ii) the "Creekside Apartments" 328 unit apartment complex on 18 acres and (iii) the Phase II development of 9 acres of "Creekside Center at Galley."

When the Company develops Phase III in The Crossing at Palmer Park Center, it will incur development costs for utilities, storm sewer, paving and additional drainage channel improvements. The Company will not commence this development until it has closed on a Phase III lot sale to fund the estimated on-site and off-site development costs of approximately $200,000.

In connection with the apartment complex, under the terms of the partnership agreement, the Company may have to loan Creekside Apartments, LLLP an additional $185,000 for costs associated with the development process and other partnership matters. The Company anticipates that the loan advances, if any, will be funded from either working capital or cash proceeds that may be available from lot sales. The Company has made loan advances of $215,000.

The Company has completed the Phase I development of the Creekside Center at Galley. When the Company develops Phase II, it will incur development costs for utilities and paving of approximately $150,000. The Company will not commence this development work until it has closed on a Phase II lot sale to fund the work. The Company is aggressively marketing the undeveloped parcel.

The Company believes that existing working capital will be sufficient to fund the Company's operations, exclusive of real estate development expenditures, during the next twelve months. Real estate development expenditures will be funded by proceeds from retail lot sales.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Default Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          During the past several years, the Company has incurred substantially increased time and expense to prepare reports under the Securities Exchange Act of 1934 ("1934 Act") and list its common stock on the NASDAQ Over-the-Counter ("OTC") Bulletin Board. In addition, NASDAQ is replacing the Bulletin Board with a new electronic exchange to be known as the Bulletin Board Exchange ("BBX"). The increased requirements and costs associated with a listing on the BBX will further increase the expense and time incurred by the Company. The BBX intends to impose substantially the same requirements as the NASDAQ Small Cap Market, including, among other things, increased audit procedures, a mandatory Audit Committee consisting of at least two independent directors, implementation of corporate governance provisions and other independent board of director requirements. As a result, the Company would incur even more significant expenses, particularly for additional accounting and legal fees.

          For the past several years, the public trading market for the Company's common stock has been sporadic at best, and there has been virtually no liquidity for our shares. It appears unlikely that the BBX will provide a significant increase in liquidity.

          Management has been evaluating the increasing expenses, requirements and procedures resulting from its status as a 1934 Act reporting company and having its shares listed on an exchange, as compared to the limited benefit. Our preliminary analysis indicates that it may be of greater benefit to the Company and our shareholders to no longer have our limited operations be subject to the reporting and listing requirements, and incur the associated time and expense. This also would enable management to focus on our core business operations and provide shareholders an opportunity to realize value through the distribution of dividends.

          As a result, we are considering transferring our business operations to a wholly-owned, non-reporting subsidiary and then distributing the subsidiary's shares to our shareholders as a dividend. While the Company would likely continue to file 1934 Act reports for the time being, without operations to report on or being subject to listing requirements, the time and expense incurred by the Company should be substantially reduced.


Item 6.   Exhibits and Reports on Form 8-K

          a. Exhibits


           Exhibit No.        Exhibit
           -----------        -------

           99.1 Certification Statement of Robert E. Thrailkill, Chairman of the Board and Chief Executive Officer of Bishop Capital Corporation, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

           99.2 Certification Statement of Sherry L. Moore, Director and Chief Financial Officer of Bishop Capital Corporation, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.


          b. Reports on Form 8-K

             None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BISHOP CAPITAL CORPORATION
                                                    (Registrant)


Date:   August 19, 2002                     By:  /s/  Robert E. Thrailkill
                                               -------------------------------
                                                      Robert E. Thrailkill
                                                      President
                                                      (Principal Executive
                                                      Officer)


Date:   August 19, 2002                     By:  /s/  Sherry L. Moore
                                               ------------------------------
                                                      Sherry L. Moore
                                                      Chief Financial Officer
                                                      (Principal Financial
                                                      Officer)