Form 10QSB
period 2002-09-30
BISHOP CAPITAL CORP
filed 2002-11-19
CIK 1028426

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For the Quarterly Period Ended                            Commission File Number
       September 30, 2002                                        0-21867


                           BISHOP CAPITAL CORPORATION
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


            Wyoming                                              84-0901126
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)

 716 College View Drive, Riverton, Wyoming                         82501
  (Address of principal executive offices)                       (Zip Code)

                                 (307) 856-3800
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes --X-- No ----

The number of shares outstanding of the issuer's $.01 par value Common Stock as of November 12, 2002 was 867,022.

Transitional Small Business Disclosure Format
(Check one):    Yes ----     No --X--

                         PART I - FINANCIAL INFORMATION

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002

                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash and equivalents                                            $     3,114
    Marketable securities                                               941,870
    Receivables:
         Gas royalties                                                   22,255
         Interest and other                                              37,774
    Prepaid expenses and other                                           13,869
                                                                    -----------
                 Total current assets                                 1,018,882

PROPERTY AND EQUIPMENT:
    Building                                                            236,471
    Furniture and fixtures                                               72,459
    Vehicles and equipment                                               56,602
                                                                    -----------
                                                                        365,532
    Less accumulated depreciation                                      (168,897)
                                                                    -----------
                 Net property and equipment                             196,635
                                                                    -----------

OTHER ASSETS:
    Land under development                                              696,557
    Investment in limited partnerships                                  400,472
    Gas royalty interest, net of
      accumulated amortization of $910,246                              190,044
    Deferred income taxes                                                35,000
    Notes receivable                                                    222,418
    Other assets, net                                                       514
                                                                    -----------
                 Total other assets                                   1,545,005
                                                                    -----------

TOTAL ASSETS:                                                       $ 2,760,522
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                           $    66,720
    Current maturities of long-term debt                                 97,737
    Deferred income taxes                                                 9,000
    Payable to broker                                                   110,892
                                                                    -----------
                 Total current liabilities                              284,349

LONG-TERM DEBT(less current maturities):                                194,532
MINORITY INTERESTS:                                                      51,477

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value; 5,000,000
      shares authorized, no shares issued                                  --
    Common stock, $.01 par value; 15,000,000
      shares authorized; 867,022 shares issued                            8,670
    Treasury stock, 0 shares                                               --
    Capital in excess of par value                                    2,161,702
    Accumulated deficit                                                  59,792
                                                                    -----------
                 Total stockholders' equity                           2,230,164
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                         $ 2,760,522
                                                                    ===========


       See accompanying notes to these consolidated financial statements.


                                      BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     (Unaudited)


                                                        For the Three Months              For the Six Months
                                                         Ended September 30,              Ended September 30,
                                                         -------------------              -------------------

                                                        2002            2001              2002             2001
                                                        ----            ----              ----             ----

REVENUES:
    Sales of real estate                             $    --          $ 351,961        $    --          $ 575,272

COSTS AND EXPENSES:
    Cost of real estate sold                              --            188,541             --            469,325
    General and administration                         120,631          110,631          227,491          220,317
    Depreciation and amortization                        5,655            3,137           11,158            5,924
                                                     ---------        ---------        ---------        ---------
                                                       126,286          302,309          238,649          695,566
                                                     ---------        ---------        ---------        ---------


LOSS FROM OPERATIONS:                                 (126,286)          49,652         (238,649)        (120,294)

OTHER INCOME (EXPENSE):
    Net gas royalties                                    5,581           20,860           45,328           85,187
    Interest income                                     13,848           10,497           25,496           33,517
    Dividend income                                      7,749            7,717           13,005           15,571
    Rental income                                        6,150            7,404           12,198           14,130
    Net loss on sale of marketable securities          (23,204)            --            (23,204)          (1,612)
    Net unrealized loss on marketable securities       (45,757)         (94,577)        (117,422)         (79,186)
    Net gain on sale of equipment                         --               --               --                250
    Equity in limited partnership income               (62,130)          (4,180)           7,362           (8,368)
    Interest expense                                    (6,950)          (6,367)         (12,876)         (12,283)
                                                                      ---------        ---------        ---------


LOSS BEFORE INCOME TAXES:                             (230,999)          (8,994)        (288,762)         (73,088)

PROVISION FOR INCOME TAXES:                               --               --               --               --

MINORITY INTEREST IN INCOME
   OF PARTNERSHIPS:                                    (14,578)         (10,745)          (6,859)         (15,268)

NET LOSS:                                            $(245,577)       $ (19,739)       $(295,721)       $ (88,356)
                                                     =========        =========        =========        =========

LOSS PER SHARE:                                      $    (.28)       $    (.02)       $    (.35)       $    (.37)
                                                     =========        =========        =========        =========


WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING:                                869,450          823,660          855,095          856,046
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


                                BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                                                        Six Months Ended
                                                                                          September 30,
                                                                                 -----------------------------
                                                                                     2002              2001
                                                                                 ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                           $(295,721)          $ (88,356)
     Adjustments to reconcile net loss to net cash
           used in operating activities:
                Common stock issued to employees for compensation                   30,000                --
                Depreciation and amortization                                       11,158              12,597
                Equity in limited partnership income                                 4,165               8,368
                Net (gain) loss on sale of marketable securities                    23,204              (1,612)
                Net unrealized (gain) loss on marketable securities                117,422              79,186
             Minority interest in earnings of consolidated subsidiaries              6,959              15,268

                Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Restricted cash                                               10,450             234,067
                      Marketable securities                                         (2,038)           (133,617)
                      Gas royalties receivable                                      15,587              68,518
                      Interest and other receivables                               (11,529)                431
                      Prepaid expenses and other                                     4,736              (4,672)
                      Land under development                                       (21,097)             46,390
                      Gas royalty interest                                           6,672                --
                 Increase (decrease) in:
                      Accounts payable and accrued expenses                          2,365             152,397
                      Income taxes payable                                            --                  (500)
                      Payable to broker                                            (14,118)             (3,384)
                      Deferred revenue                                                --              (575,272)
                                                                                 ---------           ---------
          Net cash used in operating activities                                   (111,785)           (190,191)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of marketable securities                                   50,549              43,969
      Purchase of fixed assets                                                      (7,498)            (21,795)
      Proceeds from collection of notes receivable                                   1,200               6,466
      Advance on note receivable                                                      --              (135,000)
      Other                                                                           --                 2,117
                                                                                 ---------           ---------
         Net cash provided by (used in) investing activities                        44,251            (104,243)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on borrowings                                              (5,991)             (5,526)
      Treasury stock acquired                                                       (1,114)            (97,756)
      Treasury shares cancelled                                                      1,114                --
      Distributions to minority partners                                           (20,005)            (35,975)
                                                                                 ---------           ---------
         Net cash used in financing activities                                     (25,996)           (139,257)
                                                                                 ---------           ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:                                   (93,530)           (433,691)

CASH AND EQUIVALENTS (beginning of period):                                         96,644             497,546
                                                                                 ---------           ---------

CASH AND EQUIVALENTS (end of period):                                            $   3,114           $  63,856
                                                                                 =========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
      Cash paid for interest                                                     $  12,876           $  12,283
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


                                                         4

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




Basis of Presentation
---------------------

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2002 and results of operations for the interim periods ended September 30, 2002 and 2001. Such adjustments are of a normal and recurring nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 2002.


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

In connection with the real estate sales, the Company used the percentage-of-completion method to determine the amount of gross profit to be recognized for the three and six months ended September 30, 2002 and 2001 as follows:



                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



                                                    Three Months Ended                 Six Months Ended
                                                      September 30,                      September 30,
                                               ----------------------------       ----------------------------
                                                   2002            2001              2001              2000
                                               -----------      -----------       -----------      -----------

     Sales of real estate                      $      --        $      --         $      --        $      --
     Revenue previously deferred                      --          1,375,920              --          1,375,920
     Deferred revenue                                 --               --                --               --
                                               -----------      -----------       -----------      -----------
                                                      --          1,375,920              --          1,375,920
     Revenue previously recognized                    --         (1,023,959)             --           (800,648)
     Cost of real estate sold                         --            188,541              --            469,325
                                               -----------       -----------      -----------       ---------
     Gross profit on sale of real estate       $      --        $   163,420       $      --        $   105,947
                                               ===========       ===========      ===========       =========

At September 30, 2002, 100% of the development work for real estate sale contracts closed had been completed and, accordingly, 100% of the previously deferred profit was recognized.

Gas royalty income is net of amortization of $3,336 for the three months ended September 30, 2002 and 2001 and $6,672 for the six months ended September 30, 2002 and 2001.

The provision for income taxes is based on management's estimate of the effective tax rate expected to be applicable for the fiscal year, net of the utilization of the net operating loss carry-forward which is subject to limitations under IRS Section 382. The tax rate may be revised at the end of each successive interim period during the fiscal year to reflect management's current estimate of the annual effective tax rate.

Subsequent Events
-----------------

Creekside Apartments, LLLP, of which Bishop Capital is a 64.8% Limited Partner, has tenants occupying 15 units of the 328 unit apartment complex under construction located off of Powers Boulevard between Galley and Palmer Park in Colorado Springs, Colorado. The other completed unit is being used as a marketing office. Additional units have been pre-leased for occupancy in December 2002 and January 2003 as the units are completed.

Final distribution of the Z-H, Ltd., LLLP partnership interests, of which Bishop Capital was a 19% limited partner, was made on October 3, 2002. Bishop Capital received $379,000 in addition to the $570,000 received in the prior fiscal year.

On October 23, 2002, Bishop Powers, Ltd. signed a contract for the sale of a 50,000 square foot lot located in The Crossing north of Palmer Park off of Powers Boulevard in Colorado Springs, Colorado.

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

Results of Operations

The Company's results of operations are dependent primarily on the sale of real estate, which is affected by national and local economic and competitive conditions, including interest rates, construction costs, governmental regulations and legislation, availability of financing and other factors. In addition, the Company competes with other owners and developers with greater resources and experience.

                 Three Months Ended September 30, 2002 and 2001

The Company incurred a net loss of $245,600 for the three months ended September 30, 2002 compared to a net loss of $19,700 for the comparable period in 2001. The Company, in the current quarter, did not have any closings of real estate sale contracts. The Company had realized losses on the sale of securities and unrealized losses on marketable securities combined with a reduction in equity in partnership income.

General and administrative expenses increased $10,000 or 9% for the three months ended September 30, 2002 compared to the same period in 2001 and is attributable to increase legal expenses.

Net gas royalty income decreased $15,300 in the current quarter compared to the corresponding quarter in 2001. (The Company had accrued estimates of gas royalty income of $15,700 for August and September based on prior months' actual income.) Natural gas production for the three months ended September 30, 2002 was 15,700 mcf compared to 22,000 mcf for the comparable period in 2001. The average sales price of natural gas increased 14% ($1.51 per mcf compared to $1.33 per mcf), while gas processing costs increased $9,400 due to billing for back charges in the current three months ended September 30, 2002.

Interest income for the three months ended September 30, 2002 increased $3,400 compared to the same period in 2001 due to an increase in interest from corporate note investments. Dividend income for the three months ended September 30, 2002 was comparable to the three months ended September 30, 2001.

The decrease in rental income for the three months ended September 30, 2002 of $1250 compared to the same period in 2001 was due to a reduction in the space rented.

The realized loss on sale of marketable securities is the result of sales of securities below the Company's cost.

The net unrealized loss on marketable securities of $45,800 for the three months ended September 30, 2002 represents the net change from June 30, 2002 in the market value of the trading securities portfolio.

Equity in limited partnership income of $62,100 for the three months ended September 30, 2002 represents the Company's share of the estimated net loss from operation.

Minority interest in earnings of consolidated subsidiaries of $14,600 for the three months ended September 30, 2002 represents Bridger Creek Partnership's limited partner's 20% share of net gas royalty income computed on a fiscal year basis and Bishop Powers, Ltd.'s limited partners' 19% interest in the Colorado Springs, Colorado property under development.

Interest expense increased $600 for the three months ended September 30, 2002 compared to the same period in 2001 primarily due to repayment of bank borrowings under the bank line of credit offset by interest relating to an additional borrowing.

                  Six Months Ended September 30, 2002 and 2001

The Company's net loss for the six months ended September 30, 2002 was $295,700 compared to net loss of $88,400 for the comparable period in 2001. During the current period, the Company recognized no income from lot sales in Colorado Springs, Colorado. The Company had reduced gas royalty income and increased realized and unrealized losses on marketable securities.

General and administrative expenses increased $7,000 or 3% for the six months ended September 30, 2002 compared to the same period in 2001 and is attributable to an increase in legal expense.

Net gas royalties decreased $39,900 in the six months ended September 30, 2002 compared to the corresponding six months in 2001. (The Company accrued estimates of gas royalty income for August and September based on prior months' actual income.) Natural gas production for the six months ended September 30, 2002 was 30,300 mcf compared to 56,500 mcf for the comparable period in 2001. The average sales price of natural gas decreased 16% ($1.50 per mcf compared to $1.79 per mcf) and gas processing costs increased $13,000 compared to the six months ended September 30, 2001.

Interest income decreased $8,000 for the six months ended September 30, 2002 compared to the same period in 2001 primarily due to interest received on escrowed funds in 2001. Dividend income decreased $2,600 or 16% compared to the comparable period in 2001 due to the reduction of dividend producing security investments.

Rental income decreased $1,900 for the six months ended September 30, 2002 compared to the same period in 2001 due to a reduction in space rented.

Net unrealized loss on marketable securities of $117,400 for the six months ended September 30, 2002 represents the net change from March 31, 2002 in the market value of the trading securities portfolio.

Equity in limited partnership income of $7,400 for the six months ended September 30, 2002 represents the Company's share of the final distribution of Z-H, Ltd. and the operating loss on Creekside Apartments, LLLP.

Minority interest in earnings of consolidated subsidiaries of $7,000 for the six months ended September 30, 2002 represents Bridger Creek Partnership's limited partner's 20% share of net gas royalty income computed on a fiscal year basis and Bishop Powers, Ltd.'s limited partners' 19% interest in the Colorado Springs, Colorado property under development.

Interest expense for the six months ended September 30, 2002 was comparable to the same period in 2001.

Financial Condition

At September 30, 2002, the Company had working capital of $734,500.

The following summary table reflects comparative cash flows for the Company as follows:

                                                       Six Months Ended
                                                         September 30,
                                                   -------------------------
                                                      2002            2001
                                                   ---------       ---------
       Net cash provided by (used in):
            Operating activities                   $(111,800)      $(190,200)
            Investing activities                      44,300        (104,200)
            Financing activities                     (26,000)       (139,300)

The Company had negative cash flows from operating activities of $111,800 and $190,200 for the six months ended September 30, 2002 and 2001, respectively. The increase in cash flows was due primarily to the change in marketable securities.

Net cash provided by investing activities of $44,300 for the six months ended September 30, 2002 resulted from proceeds from sales of marketable securities and collection of notes receivable offset by fixed asset purchases.

Net cash used by financing activities of $26,000 for the six months ended September 30, 2002 resulted from the repurchase of Company stock, distributions to minority partners, and principal payments on bank borrowings.

The Company's material commitments for capital expenditures in the next twelve months will be in conjunction with undeveloped land in Colorado Springs, Colorado related to (1) the Phase III development of approximately 9 acres in The Crossing at Palmer Park Center, (2) the 328 unit Creekside Apartments, LLP complex on 18 acres and (3) the Phase II development of approximately 9 acres of Creekside Center at Galley.

When the Company develops Phase III in The Crossing at Palmer Park Center, it will incur development costs for utilities, storm sewer, paving, and additional drainage channel improvements. The Company will not commence this development until it has closed on a Phase III lot sale to fund the estimated on-site and off-site development costs of approximately $300,000.

Effective July 31, 2002, the General Partner of Bishop Powers, Ltd. elected to distribute the Company's 80% limited partnership interest in Creekside Apartments, LLLP to the partners of Bishop Powers, Ltd. Bishop Capital Corporation, the General Partner, received 81% of the 80% limited partnership interest, giving it a net interest in Creekside Apartments, LLLP of 64.8%. The Limited Partners of Bishop Powers, Ltd. received a net interest of 15.2% of Creekside Apartments, LLLP. The loan advances of $215,000 plus interest made by Bishop Powers, Ltd. will remain payable to Bishop Powers, Ltd. The individual Limited Partners will fund any additional loan advances required under the terms of the partnership agreement. The Company may have to loan Creekside Apartments, LLLP, an additional $150,000 for costs associated with the construction process and other partnership matters. The Company anticipates that the loan advances, if any, will be funded from working capital.

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

CONTROLS AND PROCEDURES

The Company, under the supervision of the chief executive and financial officer, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. There have been no significant changes in the Company's controls subsequent to the evaluation date.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

            None

Item 2.    Changes in Securities

            None

Item 3.    Default Upon Senior Securities

            None

Item 4.    Submission of Matters to a Vote of Security Holders

            None

Item 5.    Other Information

During the past several years, the Company has incurred substantially increased time and expense to prepare reports under the Securities Exchange Act of 1934 ("1934 Act") and list its common stock on the NASDAQ Over-the-Counter ("OTC") Bulletin Board. In addition, NASDAQ is replacing the Bulletin Board with a new electronic exchange to be known as the Bulletin Board Exchange ("BBX"). The increased requirements and costs associated with a listing on the BBX will significantly increase the expense and time incurred by the Company. The BBX in October 2002 added further requirements and may still add even others. The BBX will be imposing substantially the same corporate governance requirements that are now applicable to large corporations. These requirements include adoption of a prescribed Audit Charter which provides for increased audit procedures, an independent director Audit Committee with significant responsibilities and liabilities, and an independent Compensation Committee. The expense, particularly for increased accounting and legal fees, and for meeting these requirements is substantial.

For the past several years, the public trading market for the Company's common stock has been sporadic at best, and there has been virtually no liquidity for our shares. It appears unlikely that the BBX will provide a significant increase in liquidity.

Management is continuing to evaluate the increasing expenses, requirements and procedures resulting from its status as a 1934 Act reporting company and having its shares listed on an exchange, as compared to the limited benefit. Our preliminary analysis indicates that it may be of greater benefit to the Company and our shareholders to no longer have our limited operations be subject to the reporting and listing requirements, and incur the associated time and expense. This also would enable management to focus on our core business operations and provide shareholders an opportunity to realize value through the distribution of dividends.

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


Item 6.    Exhibits and Reports on Form 8-K

     a. Exhibits

           Exhibit No.   Exhibit
           -----------   -------

           99.1 Certification Statement of Robert E. Thrailkill, Chairman of the Board and Chief Executive Officer of Bishop Capital Corporation, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

           99.2 Certification Statement of Sherry L. Moore, Director and Chief Financial Officer of Bishop Capital Corporation, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

     b. Reports on Form 8-K

                None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BISHOP CAPITAL CORPORATION
                                         (Registrant)



Date:   November 18, 2002                By:  /s/ Robert E. Thrailkill
                                              ----------------------------------
                                              Robert E. Thrailkill
                                              President
                                              (Principal Executive Officer)


Date:   November 18, 2002                By:  /s/ Sherry L. Moore
                                              ----------------------------------
                                              Sherry L. Moore
                                              Chief Financial Officer
                                              (Principal Financial Officer)

     Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

I, Robert E. Thrailkill, the President of Bishop Capital Corporation (the "Company"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 18, 2002                       /s/ Robert E. Thrailkill
                                               ---------------------------------
                                               Name:  Robert E. Thrailkill
                                               Title:  President

     Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

I, Sherry L. Moore, the Secretary of Bishop Capital Corporation (the "Company"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 18, 2002                      /s/ Sherry L. Moore
                                              ----------------------------------
                                              Name:  Sherry L. Moore
                                              Title:  Chief Financial Officer