Form 10QSB
period 2002-12-31
BISHOP CAPITAL CORP
filed 2003-02-14
CIK 1028426

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

         For the Quarterly Period Ended             Commission File Number
                 December 31, 2002                         0-21867


                           BISHOP CAPITAL CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Wyoming                                               84-0901126
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                     716 College View Drive, Riverton, Wyoming      82501
                      --------------------------------------       --------
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

The number of shares outstanding of the issuer's $.01 par value Common Stock as of February 12, 2003 was 897,022.

Transitional Small Business Disclosure Format
(Check one):    Yes  X  No
                   -----  -----

                         PART I - FINANCIAL INFORMATION

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                   (Unaudited)

                                     ASSETS
                                     ------
CURRENT ASSETS:
    Cash and equivalents                                            $   200,114
    Marketable securities                                               988,903
    Receivables:
         Gas royalties                                                   17,908
         Interest and other                                              38,004
    Prepaid expenses and other                                           28,035
                                                                    -----------
                 Total current assets                                 1,272,964

PROPERTY AND EQUIPMENT:

    Building                                                            236,471
    Furniture and fixtures                                               72,459
    Vehicles and equipment                                               56,602
                                                                    -----------
                                                                        365,532
    Less accumulated depreciation                                      (174,373)
                                                                    -----------
                 Net property and equipment                             191,159
                                                                    -----------

OTHER ASSETS:
    Land under development                                              714,184
    Investment in limited partnerships                                   32,452
    Gas royalty interest, net of accumulated amortization
      of $880,343                                                       186,707
    Deferred income taxes                                                35,000
    Notes receivable                                                    271,793
    Other assets, net                                                       514
                                                                    -----------
                 Total other assets                                   1,240,650
                                                                    -----------
TOTAL ASSETS:                                                       $ 2,704,773
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                           $    76,235
    Current maturities of long-term debt                                288,971
    Deferred income taxes                                                 9,000
    Payable to broker                                                   111,305
                                                                    -----------
                 Total current liabilities                              485,511

LONG-TERM DEBT(less current maturities):                                   --
MINORITY INTERESTS:                                                      51,070

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value; 5,000,000 shares authorized,
      no shares issued                                                     --
    Common stock, $.01 par value; 15,000,000 shares authorized;
                 897,022 shares issued                                    8,970
    Treasury stock, 0 shares                                               --
    Capital in excess of par value                                    2,191,402
    Accumulated deficit                                                 (32,180)
                                                                    -----------
                 Total stockholders' equity                           2,168,192
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                         $ 2,704,773
                                                                    ===========


       See accompanying notes to these consolidated financial statements.



                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                           For the Three Months      For the Nine Months
                                                            Ended December 31,        Ended December 31,
                                                            2002         2001        2002.        2001
                                                          ---------    ---------    ---------    ---------

REVENUES:
    Sales of real estate                                  $    --      $    --      $    --      $ 575,272

COSTS AND EXPENSES:
    Cost of real estate sold                                   --         22,703         --        492,028
    General and administration                              125,511      116,649      353,002      336,966
    Depreciation and amortization                             5,476        3,908       16,634        9,832
                                                          ---------    ---------    ---------    ---------
                                                            130,987      143,260      369,636      838,826
                                                          ---------    ---------    ---------    ---------

LOSS FROM OPERATIONS:                                      (130,987)    (143,260)    (369,636)    (263,554)

OTHER INCOME (EXPENSE):
    Net gas royalties                                         4,038       27,360       49,366      112,547
    Interest income                                          13,352        6,820       38,848       40,337
    Dividend income                                           4,918        7,716       17,923       23,287
    Rental income                                             9,281        9,427       21,479       23,557
    Net loss on sale of marketable securities               (47,977)        --        (71,181)      (1,612)
    Net unrealized gain (loss) on marketable securities     102,341       46,103      (15,081)     (33,083)
    Net gain on sale of equipment                              --           --           --            250
    Equity in limited partnership income (loss)             (38,872)       5,881      (31,510)      (2,487)
    Interest  expense                                        (6,592)      (7,252)     (19,468)     (19,535)
                                                          ---------    ---------    ---------    ---------

LOSS BEFORE INCOME TAXES:                                   (94,498)     (47,205)    (379,260)    (120,293)

PROVISION FOR INCOME TAXES:                                    --           --           --           --

MINORITY INTEREST IN INCOME
   (LOSS)OF PARTNERSHIPS:                                    (1,474)       6,909       (8,433)      (8,359)
                                                          ---------    ---------    ---------    ---------

NET LOSS:                                                 $ (91,972)   $ (40,296)   $(387,693)   $(128,652)
                                                          =========    =========    =========    =========

LOSS PER SHARE:                                           $    (.10)   $    (.05)   $    (.45)   $    (.15)
                                                          =========    =========    =========    =========
WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING:                                     880,392      821,670      863,558      844,546
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

                                                      3



                             BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)



                                                                               Nine Months Ended
                                                                                  December 31,
                                                                               2002         2001
                                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                      $(387,693)   $(128,652)
      Adjustments to reconcile net loss to net cash
           used in operating activities:
                Common stock issued to employees for compensation               60,000       32,700
                Depreciation and amortization                                   16,634        9,832
                Equity in limited partnership income                            31,510        2,487
                Net (gain) loss on sale of marketable securities                71,180        1,612
                Net unrealized (gain) loss on marketable securities             15,081       33,083
                Minority interest in earnings of consolidated subsidiaries       8,433        8,359
                Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Restricted cash                                           10,450      234,067
                      Marketable securities                                   (339,970)    (136,840)
                      Gas royalties receivable                                  19,934       80,087
                      Interest and other receivables                           (11,759)       1,824
                      Prepaid expenses and other                                (9,430)      (4,904)
                      Land under development                                   (38,724)      25,818
                      Gas royalty interest                                      10,009       10,008
                 Increase (decrease) in:
                      Accounts payable and accrued expenses                     23,407       70,595
                      Payable to broker                                        (13,705)      41,412
                      Deferred revenue                                            --       (575,272)
                                                                             ---------    ---------
          Net cash used in operating activities                               (534,642)    (293,784)


CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of marketable securities                              395,812       43,969
      Purchase of fixed assets                                                  (7,498)     (22,922)
      Distributions from Limited Partnerships                                  379,148         --
      Proceeds from collection of notes receivable                               1,825        6,835
      Proceeds from sale of fixed assets                                          --            250
      Advance on note receivable                                               (50,000)    (135,000)
      Investment in LLC                                                        (50,000)        --
      Other                                                                       --          2,118
                                                                             ---------    ---------
         Net cash provided by (used in) investing activities                   669,287     (104,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on borrowings                                          (9,289)      (7,720)
      Treasury stock acquired                                                   (1,114)          (8)
      Treasury shares cancelled                                                  1,113         --
      Distributions to minority partners                                       (21,885)     (54,332)
                                                                             ---------    ---------
         Net cash used in financing activities                                 (31,175)     (62,060)
                                                                             ---------    ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:                               103,470       11,347

CASH AND EQUIVALENTS (beginning of period):                                     96,644       22,106
                                                                             ---------    ---------

CASH AND EQUIVALENTS (end of period):                                        $ 200,114    $  33,453
                                                                             =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
      Cash paid for interest                                                 $  19,468    $  21,725
                                                                             =========    =========


                  See accompanying notes to these consolidated financial statements

                                                 4

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Basis of Presentation
     ---------------------

     The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at December 31, 2002 and results of operations for the interim periods ended December 31, 2002 and 2001. Such adjustments are of a normal and recurring nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 2002.


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

     In connection with the real estate sales, the Company used the percentage-of-completion method to determine the amount of gross profit to be recognized for the three and nine months ended December 31, 2002 and 2001 as follows:



                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



                                             Three Months Ended          Nine Months Ended
                                                 December 31,                December 31,
                                              2002         2001           2002         2001
                                           ----------   -----------    ----------   -----------
     Sales of real estate                  $     --     $      --      $     --     $      --
     Revenue previously deferred                 --       1,375,920          --       1,375,920
     Deferred revenue                            --            --            --            --
                                           ----------   -----------    ----------   -----------
                                                 --       1,375,920          --       1,375,920
     Revenue previously recognized               --      (1,375,920)         --        (800,648)
     Cost of real estate sold                    --          22,703          --         492,028
                                           ----------   -----------    ----------   -----------
     Gross profit on sale of real estate   $     --     $    22,703    $     --     $    83,244
                                           ==========   ===========    ==========   ===========

At December 31, 2002, 100% of the development work for real estate sale contracts closed had been completed and, accordingly, 100% of the previously deferred profit was recognized.

The financial statements of Anchor Holdings Inc., a wholly-owned subsidiary of Bishop Capital Corporation, have been consolidated into the enclosed financial statements.

Gas royalty income is net of amortization of $3,336 for the three months ended
December 31, 2002 and 2001 and $10,008 for the nine months ended December 31, 2002 and 2001.

Gas royalty income and production have been estimated based on prior months. In
September 2002, a third gas plant went on line and an additional well began producing. Additionally, retroactive expansion of the unit was approved in late
December 2002. Since the operator has provided the Company with minimal production and sales information for the current quarter, the effect of these events cannot be estimated.

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

Subsequent Events

A $50,000 Note Receivable was repaid in January 2003.

The Company maintains a securities account with Rocky Mountain Securities &
Investments Inc. That firm closed on February 3, 2003. The net value of the Company's account on February 14, 2003 is approximately $100,000. A court appointed trustee is overseeing the firm's liquidation and all accounts have been frozen. The trustee announced that there are several brokerage firm candidates to take over the accounts. It has been reported that the Securities
Investor Protection Corp., an insurance fund which protects investors at bankrupt brokerage firms, will cover losses of up to $500,000. It has also been reported that investors may gain access to their accounts within one to two weeks. Although at this time the outcome is uncertain, management does not believe there will be any material loss.


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

                  Three Months Ended December 31, 2002 and 2001

The Company incurred a net loss of $92,000 for the three months ended December 31, 2002 compared to a net loss of $40,300 for the comparable period in 2001. The Company, in the current quarter, did not have any closings of real estate sale contracts. The Company had realized losses on the sale of securities and unrealized losses on marketable securities combined with a reduction in equity in partnership income primarily relating to the apartment complex construction.

General and administrative expenses increased $8,900 or 8% for the three months ended December 31, 2002 compared to the same period in 2001 and is attributable to increased legal and accounting expenses.

Net gas royalty income decreased $23,300 in the current quarter compared to the corresponding quarter in 2001. (The Company had accrued estimates of gas royalty income based on September actual revenues, which is the last month for which we have been able to get production information from the producer.) Natural gas production for the three months ended December 31, 2002 was 23,200 mcf compared to 22,000 mcf for the comparable period in 2001. The average sales price of natural gas increased 16% ($1.38 per mcf compared to $1.19 per mcf), while gas processing costs increased $23,900 due to billing for back charges and prior year taxes in the current three months ended December 31, 2002.

Interest income for the three months ended December 31, 2002 increased $6,500 compared to the same period in 2001 due to an increase in interest from corporate note investments. Dividend income for the three months ended December 31, 2002 decreased $2,800 compared to the three months ended December 31, 2001, due to the sale of dividend paying securities.

The decrease in rental income for the three months ended December 31, 2002 of $150 compared to the same period in 2001 was due to a reduction in the space rented.

The realized loss on sale of marketable securities is the result of sales of securities below the Company's cost.

The net unrealized gain on marketable securities of $102,300 for the three months ended December 31, 2002 represents the net change from September 30, 2002 in the market value of the trading securities portfolio.

Equity in limited partnership income decreased $38,900 for the three months ended December 31, 2002 compared the same three-month period in 2001 and represents the Company's share of the estimated net loss from operation.

Minority interest in earnings of consolidated subsidiaries of $(1,500) for the three months ended December 31, 2002 represents Bridger Creek Partnership's limited partner's 20% share of net gas royalty income computed on a fiscal year basis and Bishop Powers, Ltd.'s limited partners' 19% interest in the Colorado Springs, Colorado property under development.

Interest expense increased $700 for the three months ended December 31, 2002 compared to the same period in 2001 primarily due to repayment of bank borrowings under the bank line of credit offset by interest relating to an additional borrowing.

                  Nine Months Ended December 31, 2002 and 2001

The Company's net loss for the nine months ended December 31, 2002 was $387,700 compared to net loss of $128,700 for the comparable period in 2001. During the current period, the Company recognized no income from lot sales in Colorado Springs, Colorado. The Company had reduced gas royalty income and increased realized losses on marketable securities and decreased equity in partnership income.

General and administrative expenses increased $16,000 or 5% for the nine months ended December 31, 2002 compared to the same period in 2001 and is attributable to an increase in legal and accounting expense.

Net gas royalties decreased $63,200 in the nine months ended December 31, 2002 compared to the corresponding nine months in 2001. (The Company accrued estimates of gas royalty income for October through December are based on prior months' actual income.) Natural gas production for the nine months ended December 31, 2002 was 53,300 mcf compared to 67,800 mcf for the comparable period in 2001. The average sales price of natural gas decreased 34% ($1.50 per mcf compared to $2.27 per mcf) and gas processing costs and production taxes increased $22,500 compared to the nine months ended December 31, 2001.

Interest income decreased $1,500 for the nine months ended December 31, 2002 compared to the same period in 2001 primarily due to interest received on escrowed funds in 2001. Dividend income decreased $5,400 or 23% compared to the comparable period in 2001 due to the reduction of dividend producing security investments.

Rental income decreased $2,100 for the nine months ended December 31, 2002 compared to the same period in 2001 due to a reduction in space rented.

Net unrealized loss on marketable securities of $15,100 for the nine months ended December 31, 2002 represents the net change from March 31, 2002 in the market value of the trading securities portfolio.

Equity in limited partnership income of $(31,500) for the nine months ended December 31, 2002 represents the Company's share of the final distribution of Z-H, Ltd. and the operating loss on Creekside Apartments, LLLP.

Minority interest in earnings of consolidated subsidiaries of $(8,400) for the nine months ended December 31, 2002 represents Bridger Creek Partnership's limited partner's 20% share of net gas royalty income computed on a fiscal year basis and Bishop Powers, Ltd.'s limited partners' 19% interest in the Colorado Springs, Colorado property under development.

Interest expense for the nine months ended December 31, 2002 was comparable to the same period in 2001.

Financial Condition

At December 31, 2002, the Company had working capital of $787,453.

The following summary table reflects comparative cash flows for the Company as follows:

                                                    Nine Months Ended
                                                       December 31,
                                                ------------------------
                                                   2002           2001
                                                ---------      ---------
          Net cash provided by (used in):
               Operating activities             $(534,600)     $(293,800)
               Investing activities               669,300       (104,800)
               Financing activities               (31,200)       (62,000)

The Company had negative cash flows from operating activities of $534,600 and $293,800 for the nine months ended December 31, 2002 and 2001, respectively. The increase in cash flows was due primarily to the change in marketable securities and a net operating loss.

Net cash provided by investing activities of $669,300 for the nine months ended December 31, 2002 resulted from proceeds from sales of marketable securities, a liquidating distribution for a partnership and collection of notes receivable offset by advances for notes receivable and investments in addition to fixed asset purchases.

Net cash used by financing activities of $32,200 for the nine months ended December 31, 2002 resulted from the repurchase of Company stock, distributions to minority partners, and principal payments on bank borrowings.

The Company's material commitments for capital expenditures in the next twelve months will be in conjunction with undeveloped land in Colorado Springs, Colorado related to (1) the Phase III development of approximately 9 acres in The Crossing at Palmer Park Center, (2) the 328 unit Creekside Apartments, LLLP complex on 18 acres and (3) the Phase II development of approximately 9 acres of Creekside Center at Galley.

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

Creekside Apartments, LLLP, of which Bishop Capital is a 64.8% Limited Partner, has tenants occupying 26 units of the 32 completed units in the 328 unit apartment complex under construction located off of Powers Boulevard between Galley and Palmer Park in Colorado Springs, Colorado. One completed unit is being used as a marketing office. Additional units have been pre-leased for full occupancy of the units to be completed in January and February 2003.

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

Management has evaluated the increasing expenses, requirements and procedures resulting from being a 1934 Act reporting company, having its shares listed on an exchange and subject to the Sarbanes-Oxley Act of 2002. Management has determined that in view of the virtually non-existent public market for the Company's shares, it is in the best interest of the Company and our shareholders to no longer have our limited operations be subject to the reporting, listing and Sarbanes-Oxley Act requirements, and incur the associated time and expense. This also would enable management to focus on our core business operations and provide shareholders an opportunity to realize value through the distribution of dividends.

As a result, we intend in the near future to transfer our business operations to a wholly-owned, non-reporting subsidiary and then distribute the subsidiary's shares to our shareholders as a dividend.


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

                                            BISHOP CAPITAL CORPORATION
                                            (Registrant)



Date:   February 13, 2003                   By:  /s/  Robert E. Thrailkill
                                               -------------------------------
                                                      Robert E. Thrailkill
                                                      President
                                                      (Principal Executive
                                                       Officer)


Date:   February 13, 2003                   By:  /s/  Sherry L. Moore
                                               ------------------------------
                                                      Sherry L. Moore
                                                      Chief Financial Officer
                                                      (Principal Financial
                                                       Officer)

     Certification Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

     I, Robert E. Thrailkill, the President of Bishop 9Capital Corporation (the "Company"), certify that:

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


Dated: February 13, 2003                    /s/  Robert E. Thrailkill
                                            -----------------------------
                                                 Robert E. Thrailkill
                                                 President

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


Dated: February 13, 2003                    /s/  Sherry L. Moore
                                            -----------------------------
                                                 Sherry L. Moore
                                                 Chief Financial Officer