Form 10KSB
period 2003-03-31
BISHOP CAPITAL CORP
filed 2003-08-22
CIK 1028426

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For the Fiscal Year Ended March 31, 2003

                        Commission file number: 0-21867
                                                -------

                           BISHOP CAPITAL CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Wyoming                                               84-0901126
 -----------------------------                                -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                    716 College View Drive, Riverton, Wyoming       82501
                     --------------------------------------       --------
                    (Address of principal executive offices)     (Zip Code)

Issuer's telephone number:  (307) 856-3800

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

Issuer's revenues for fiscal year ended March 31, 2003 were $ 0.

The aggregate market value of the voting stock held by non-affiliates as of August 8, 2003 was $493,362.

The number of shares outstanding of the issuer's common stock as of August 8, 2003 was 897,022.

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

Proposed Withdrawal From Reporting Under Securities and Exchange Act of 1934
----------------------------------------------------------------------------

During the past several years, the Company has incurred substantially increased time and expense to prepare reports under the Securities Exchange Act of 1934 ("1934 Act"). The requirements of the Sarbanes-Oxley Act of 2002 ("SOX") will further significantly increase the time and expense, particularly for accounting and legal fees. These requirements include adoption of a prescribed Audit Charter which provides for increased audit procedures, an independent director Audit Committee with significant responsibilities and liabilities, and an independent Compensation Committee.

For the past several years, the public trading market for the Company's common stock has been sporadic at best, and there has been virtually no liquidity for our shares. It appears unlikely that continuing to prepare 1934 Act Reports and remain listed on the Nasdaq OTC Bulletin Board will provide liquidity for our shares.

The Board of Directors has evaluated this situation and determined that it is in the best interest of the Company to no longer incur the time and expense to continue to be subject to the 1934 Act and SOX. This also would enable management to focus on our core business operations and provide shareholders an opportunity to realize value through the distribution of dividends.

To allow the Company to withdraw from reporting under the 1934 Act, we intend in the near future to call a shareholders meeting to vote on a reverse stock-split which would reduce the number of record shareholders to less than 300. Currently, there are only 143 shareholders with over 100 shares and over 1,600 shareholders who do not own more than 100 shares each.

Real Estate Operations
----------------------

Colorado Springs, Colorado. In October 1993, the Company entered into two limited partnership agreements to purchase approximately 90 contiguous acres of land in Colorado Springs, Colorado. The property surrounding the acreage is primarily retail development (restaurants, major grocery chains, gas stations, convenience stores and small retailers) to serve nearby residential developments. A summary of the Company's participation in each partnership is as follows:

     (1) The Company contributed $250,000 cash to the first partnership (Bishop Powers, Ltd.) which purchased approximately 55 acres of land (comprising separate 20 and 35 acre parcels) for commercial development. The Company, as general partner, has an 81% interest with the remaining 19% interest held equally by two individual limited partners who are the general partners in the second partnership (Z-H, Ltd., LLLP) discussed below. The Company was allocated 100% of the income and losses until it had been paid $600,000 plus interest thereon at 8% per annum (not to exceed $100,000) after which the income and losses are allocated 81% to the Company and 19% to the limited partners. The Company, as general partner, has exclusive management of the partnership. Any transfer of a limited partner's interest requires the written consent of the general partner. The Company, which commenced initial development of the 20 acre parcel in fiscal 1998, is continuing to develop the remaining acreage. Of the 35 acre parcel 5 acres have been developed into Creekside Center at Galley and 20 acres were contributed to Creekside Apartments, LLLP for the construction of the apartment complex and a public road. The remaining acreage will be developed for commercial pad sites at an approximate cost of $100,000.

     In October 1998, the Company entered into a limited partnership agreement (Creekside Apartments, LLLP) with an unrelated third party to develop and construct a 328 unit apartment complex (the "Project"). The Project was subject to the successful rezoning of the 18 acres of undeveloped real property owned by the Company and favorable Project financing. The rezoning process was completed and approved by the appropriate governmental authorities in February 2000. In November 2001 construction and permanent financing was obtained with a HUD 221
(d) 4 loan of $27,867,900 with a fixed rate of 6.85% and will cover the 24-month construction period as well as the 40-year permanent term. Construction began in December 2001 with completion scheduled for the fourth quarter of 2003. The first units were available for occupancy in November 2002. The land was contributed to the partnership in conjunction with the non-recourse HUD loan closing at an agreed upon value of $1,600,000 for an initial 80% limited partnership interest. The unrelated third party will contribute services at an agreed upon value of $400,000 for the remaining 20% limited partnership interest. This unrelated third party will also be the general partner and earned a 20% partnership interest upon the successful lender pre-application conference. Any distributions from the partnership will be allocated to the partners as defined in the partnership agreement, which gives the limited partners a 10% return of investment preference before any distributions are made to the general partner. In addition, the limited partners may be required to loan the partnership up to $400,000. As of March 31, 2003, the Company had advanced funds of $215,000 to the partnership for costs associated with the development process.

     As its contribution to Creekside Apartments, LLLP, Bishop Powers transferred 19.7 acres to the partnership at a cost of $58,800. Approximately 18 acres have been used for the apartment site and the balance has been used to extent a public access road along the west side of Creekside Center to the apartments. This road will also provide access to the unsold property in Creekside Center. The water main and electrical service for the apartments were installed adjacent to this road and will provide those services to the remaining property in Creekside Center.

     (2) The Company contributed $100,000 cash to the second partnership (Z-H, Ltd., LLLP) which purchased approximately 35 acres of land on which the partnership constructed a recreational facility, Hitters Haven, which commenced operations in July 1994. The Company, as the limited partner, had a 19% interest with the remaining 81% interest held equally by two individual general partners. There is no affiliation between the Company and the general partners.

     In February 2002, Z-H, Ltd., LLLP closed on the sale of its Hitters Haven property with net proceeds of $4,000,000. According to the terms of the Partnership Agreement, in the event of a sale or disposition of substantially all of the assets of the Partnership, the Partnership shall immediately commence to wind up its affairs. Proceeds from liquidation will pay any creditors and any credit balances in the Partner's respective capital accounts. The balance will be distributed to the Partners proportionate to their percentage of partnership interest. In March 2002 the General Partners made a distribution to the Partners of $3,000,000, of which, Bishop Capital received $570,000. The remaining assets had been liquidated and any outstanding bills paid before final distributions were made to the Partners in October 2002. The Company's final distribution was $379,000.

Riverton, Wyoming. In October 1995, the Company acquired approximately 5 acres of undeveloped real estate located adjacent to a golf course in Riverton, Wyoming for $80,000 and expended approximately $154,000 for improvements (utilities, drainage, roadway, etc.) in developing a 15 lot subdivision. During fiscal year 1999, the Company replatted 12 of the remaining 14 lots into 10 lots to increase their size. In the current fiscal year, the Company did not sell any of the 11 lots available for sale.

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

At March 31, 2003, the net carrying value of this interest was $183,370.

The royalty interest is in the Madden Unit (the "Unit") which produces natural gas from producing horizons between 5,500 and 24,000 feet. A gas processing plant in which the Partnership has no ownership interest treats the "sour gas" produced from the Madison formation (24,000 feet). The plant is comprised of three trains with a total processing capacity of 310 mmcfd (million cubic feet per day) from six completed Madison wells. The saleable plant products include methane and sulfur. Carbon dioxide, which is also removed from the sour gas, is being vented since there is no current market for such product. The Partnership's royalty interest is subject only to plant processing costs and severance and ad valorem taxes.

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

Description of Property
-----------------------

The Company's principal properties consist of approximately 25 acres of developed and undeveloped real estate in Colorado and an office building, 11 lot subdivision and natural gas royalty interest in Wyoming. None of the properties are held subject to any encumbrance except for the office building, which is pledged as collateral on the note payable to a bank at March 31, 2003.

Real Estate Investment Policies

Although the Company has no formal policy as to the allocation of assets among its real estate investments, the Company has limited such investments to its present real estate holdings that were acquired primarily for capital gain and income. The Company has 21 percent of its assets invested in developed and undeveloped real estate and 8 percent in the apartment complex in Colorado Springs, Colorado, and an additional 6 percent of its assets in developed real estate in Riverton, Wyoming. The allocation of assets and investments may be changed without a vote of the Company's shareholders. At this time, there are no plans to change the ratio. The Company does not anticipate any major investments in real estate mortgages or securities of, or interests in, companies primarily engaged in real estate activities. The Company expects most financing and operating requirements will be met through working capital. There are no limitations on the number or amount of mortgages that may be placed on any one piece of property. There is no other material company policy with respect to real estate.

The Company's major real estate investment is the undeveloped real estate in Colorado Springs, Colorado. This area has sustained a consistent growth in population over the past twenty-five years. Several new retail development centers and residential areas north and east of the Company's property have been constructed or are in the planning stages. A Wal Mart Superstore is now open on the former Hitters Haven property and the 328 unit Creekside Apartments is under construction adjacent to the unsold Creekside Center at Galley property. Demographic and marketing studies by independent third-parties project higher retail sales and population growth over a five-year period within a one to five mile radius of the Company's property which is zoned PBC-2 (Planned Business Center) and OC (Office Complex). The PBC zoning allows most commercial and retail uses and the OC zoning permits office uses as well as destination restaurants.

The Company is developing a 16 acre parcel called "The Crossing at Palmer Park" and 11 acres called "Creekside Center at Galley".

Policy with Respect to Certain Activities

The following describes the policy or proposed policy with respect to each of the following types of activities:

  (a) To issue senior securities.

     The Company is authorized to issue 15,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, no par value per share. As of August 8, 2003 there were 897,022 shares of common stock outstanding, no class of preferred stock has been designated and there are no preferred shares outstanding. The Company has not, and does not intend at this time to issue any preferred stock or any senior securities.

  (b) To borrow money.

     The Board has authorized the President and Secretary to negotiate, execute and deliver any and all documents or instruments they deem necessary or proper to pledge or mortgage any property real or personal of the Company for the purpose of securing specific letters-of-credit and mortgages. The Company has no formal policy on borrowing money.

  (c) To make loans to other persons.

     The Company has not made any loans to other persons in the last three years. Although the Board is authorized to make loans to other persons, the Company has no formal policy on loans to other persons.

  (d) To invest in securities of other issuers for the purpose of exercising control.

     The Company has not invested in securities of other issuers for the purpose of exercising control, and does not intend at this time to invest in securities of other issuers for the purpose of exercising control.

  (e) To underwrite securities of other issuers.

     The Company has not underwritten securities of other issuers for the purpose of exercising control, and does not intend at this time to underwrite securities of other issuers for the purpose of exercising control.

  (f) To engage in the purchase and sale (or turnover) of investments.

     The Board has authorized the President and Secretary to transfer, convert, endorse, purchase, sell, assign and deliver any and all shares of stocks, bonds, or other securities as they deem necessary and proper. The Board may authorize any person it deems proper, but the Company has no formal policy on the purchase and sale of investments.

  (g) To offer securities in exchange for property.

     The Company has not offered securities in exchange for property, and does not intend at this time to offer securities in exchange for property.

  (h) To repurchase or otherwise reacquire its shares or other securities.

     The Company repurchased 107,768 shares of its common stock in the last three years during the period from February to July 2001. Other than in connection with the proposed reverse stock split the Company does not intend, at this time, to repurchase or otherwise reacquire its shares or other securities.

  (i) To make annual or other reports to security holders.

     The Company's common stock is currently registered under Section 12(g) and the Company is filing annual, periodic and other reports pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"). If the Company's shareholders approve the reverse stock split, the Company will no longer be required to, and will not, file reports under the 1934 Act. However, the Company will provide shareholders with unaudited year-end financial statements upon written request.

The Crossing at Palmer Park

The first phase of the development plan, which comprised 5 lots (4.62 acres), was completed in fiscal year 1998. The costs for the on-site and off-site development work were approximately $446,000. The Company closed sales on four lots totaling $1,326,600 in prior fiscal years. The fifth lot remains unsold.

In fiscal year 1999, the appropriate governmental authorities approved the Company's Concept Plan for the remaining 15 acres. The costs for the on-site and off-site development work were approximately $374,000.

The western boundary of the remaining 9 acres of developable real estate borders a drainage channel that will require certain improvements as the undeveloped land adjacent to the drainage channel is platted for development. The Company estimates that the drainage channel improvement costs will approximate $200,000.

When the Company develops Phase III in The Crossing at Palmer Park Center, it might incur development costs for utilities, storm sewer, paving, and additional drainage channel improvements. The Company will not commence this development until it has closed on a Phase III lot sale to fund the estimated on-site and off-site development costs of approximately $374,000.

On October 23, 2002, Bishop Powers, Ltd. signed a contract for the sale of a 50,000 square foot lot located in The Crossing north of Palmer Park off of Powers Boulevard in Colorado Springs, Colorado. On-site development costs will be approximately $10,000.

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

The Company has completed all of the site development work for Phase I off-site and on-site improvements consisting of grading, utilities, storm sewer, paving and curb and gutter with a cost of $695,000. All escrowed funds and financial assurances to the City have been released. In addition, a change order was signed for the costs of installing a 24" city water main to service Creekside Center. Reimbursement from the City has been applied for, although reimbursements are not guaranteed and are subject to Water Resources Department approval and available funds. Accordingly no amounts have been accrued in the accompanying financial statements. The Company is continuing to market the remaining lot in Phase I and the undeveloped 9 acre parcel.

Creekside Apartments

In October 1998, the Company entered into a limited partnership agreement with an unrelated third party (a major Colorado real estate management company) to develop and construct a 328 unit apartment complex (the "Project"). The Project was subject to the successful rezoning from PBC-2 to R-5 of the 18 acres of undeveloped real property owned by the Company and favorable Project financing. The rezoning process was completed and approved by the appropriate governmental authorities in February 2000. The estimated cost of the Project is $33,000,000 of which $27,868,000 was financed by a non-recourse HUD 221 (d) 4 loan with a fixed rate of 6.85% and will cover the 24-month construction period as well as the 40-year permanent term from the U. S. Department of Housing and Urban Development. There are no pre-payment provisions through 2009 and then yield maintenance through 2014. The loan, which will mature in 2043, has a current principle balance of $23,321,400. If all scheduled payments are made there will be no balance due at maturity. It is anticipated that revenues from rentals will cover the balance of the construction costs. Construction began in December 2001 with completion scheduled for the fourth quarter of 2003. The Company has contributed the land to the partnership at an agreed upon value of $1,600,000 for an initial 80% limited partnership interest. The unrelated third party will contribute services with an agreed upon value of $400,000 for the remaining 20% limited partnership interest. This unrelated third party will also be the general partner. After limited partners have received a cumulative preferred return of 10% on their capital contributions, distributions to the partners will be 20% to the general partner and the remaining 80% to the limited partners. Any distributions from the partnership will be allocated to the partners as set forth in the partnership agreement.

Effective July 31, 2002, the General Partner of Bishop Powers, Ltd. elected to distribute the Company's 80% limited partnership interest in Creekside Apartments, LLLP to the partners of Bishop Powers, Ltd. Bishop Capital Corporation, the General Partner, received 81% of the 80% limited partnership interest, giving it a net interest in Creekside Apartments, LLLP of 64.8%. The Limited Partners of Bishop Powers, Ltd. received a net interest of 15.2% of Creekside Apartments, LLLP. The loan advances of $215,000 plus interest made by Bishop Powers, Ltd. will remain payable to Bishop Powers, Ltd. The individual Limited Partners will fund any additional loan advances required under the terms of the partnership agreement. The Company may have to loan Creekside Apartments,

LLLP, an additional $324,000 for costs associated with the construction process and other partnership matters. The Company anticipates that the loan advances, if any, will be funded from working capital.

Creekside Apartments, LLLP, of which Bishop Capital is a 64.8% Limited Partner, began occupancy if completed apartments in November 2002. Rental rates range from $669 to $1249 per month, with tenants currently occupying 185 units of the 208 completed units in the 328 unit apartment complex under construction located off of Powers Boulevard between Galley and Palmer Park in Colorado Springs, Colorado. Additional units have been pre-leased for future occupancy of the units to be completed. The following table shows lease expirations, as of July 31, 2003, for the next ten years, assuming none of the tenants exercises renewal options (based on total units at completion):

               Number         Gross Leasable Area          Annualized Base Rent
 Expiration   of Leases       -------------------          --------------------
    Year      Expiring    Square Footage   % of Total      Amount     % of Total
--------------------------------------------------------------------------------
    2003         18          17,960           5.52       $  176,904       4.71
    2004        102         100,410          30.84        1,021,046      27.10
    2005         23          24,090           7.40          241,840       6.42
    2006          1             785            .24            8,628        .23

   Totals       144         143,245          44.00       $1,448,418      38.45

The Partnership is using the MACRS depreciation method with a current depreciable cost basis in Creekside Apartments of $27,059,884. The depreciation will be taken as shown below:

         27.5 years                 $23,000,901
          5.0 years                   2,705,988
         15.0 years                   1,082,395
          7.0 years                     270,599

Realty taxes are based on an assessment percentage applied to the actual value of the property before taxes are calculated. The assessment percentage for residences is projected to be 7.96%. Based on the current mill levy of .076402 the annual taxes on the completed project are estimated to be $147,613.

Reserves
--------

Reserve information relating to the natural gas royalty interest owned is not included in this report because the information is not made available to royalty interest owners by Louisiana Land and Exploration Company, a wholly-owned subsidiary of Burlington Resources Inc., the operator of the properties. The Company's share of production from the royalty interest for the year ended March 31, 2003 was 84,500 mcf.

Legal Proceedings
-----------------

The Company is not a party to any pending legal proceedings involving a claim for damages which amount exceeds 10% of the current assets of the Company and its subsidiaries on a consolidated basis and no such proceedings are known to be contemplated.

Submission of Matters to a Vote of Security Holders
---------------------------------------------------

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 31, 2003.

Subsequent Events
-----------------

In April 2003, Bishop Powers closed on the sale of a 50,000 square foot lot in The Crossing at Palmer Park. The contract price was $617,963 with $13,060 escrowed for on-site improvements and a net to Bishop Powers of $552,101

In June 2003, Burlington Resources Inc. shut down the Lost Cabin Gas Plant as a precautionary measure. At least one high pressure gas gathering line supplying gas to the plant kinked. Several days later partial production was restored and preliminary repair work has begun been put in place. The preliminary repair plan indicates the work will completed during the second calendar quarter 2004, but wells will be brought on line as the repair work for each segment of the flowline is completed. The Company owns a royalty interest in the production from this plant.

In July 2003, the Company signed a contract for the sale of one of the Riverton, Wyoming residential lots for $18,600. The sale closed in August with net proceeds to the Company of $16,300.

In July 2003, the Company refinanced the mortgage on the building in which its offices are located reducing the interest rate by 3%. The property is collateral for a $250,000 revolving line of credit. The prior mortgage was paid off from the loan proceeds.


                                    PART II


Market for Common Equity and Related Stockholder Matters
--------------------------------------------------------

Common Stock

The Company's common stock (trading symbol "BPCC") is traded on the OTC (non-NASDAQ) Bulletin Board used by members of the National Association of Securities Dealers, Inc. ("NASD"). However, there is no public market for the Company's shares. The following table shows the high and low bid prices for the common stock of the Company for the periods indicated as reported by the NASD. The quotations represent prices between dealers and do not include retail mark-up, markdown, or commission and may not represent actual transactions.


     Quarter Ended          High Bid        Low Bid          Volume
     -------------          --------        -------          ------

        3/31/01              1.750            .665           20,600
        6/30/01              1.350            .640           27,000
        9/30/01              1.150           1.060            1,400
       12/31/01              1.250           1.060            7,100

        3/31/02              1.250            .550            7,300
        6/30/02              1.500            .550            5,200
        9/30/02              1.500            .550            3,700
       12/31/02               .550            .550            2,600

        3/31/03              1.010            .550            5,200

As of July 31, 2003, there were approximately 1,800 holders of record of the Company's common stock (which number does not include shareholders whose shares are held of record by brokerage firms).

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

Management Discussion and Analysis of Financial Condition and Results of
------------------------------------------------------------------------
Operations
----------

The following discussion and other sections of this Form 10-KSB may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's Securities Exchange Act filings. The forward-looking statements within this Form 10-KSB are identified by words such as "believes," "anticipates," "expects,"

"intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related Notes included elsewhere herein.

Results of Operations
---------------------

The Company had net loss of $408,400 for the fiscal year ended March 31, 2003 compared to net income of $227,400 for fiscal 2002. The decrease is primarily attributable to a decrease in equity in partnership income, real estate sales, gas royalties and realized loss on marketable securities offset by an increase in unrealized gain on marketable securities and deferred income tax benefit.

Fiscal 2003 Compared to Fiscal 2002

The Company had no real estate sales in fiscal 2003. In fiscal 2002, the gross profit on real estate sold of $83,200 resulted primarily from the revenue recognized on the sale of the four commercial lots.

General and administrative expenses decreased $6,900 or 1% in fiscal 2003 due primarily to a decrease of $23,500 in personnel expense and $13,200 in legal fees and offset by an increase in employee benefits of $30,900.

Depreciation and amortization increased $6,000 or 37% in fiscal 2003 due to the purchase of additional depreciable assets.

Gas royalties, net of amortization, decreased $51,400 in fiscal 2003 compared to fiscal 2002 primarily due to the reduction in gas production. Natural gas production decreased 5% (84,500 mcf in 2003 compared to 89,300 mcf in 2002) and the average sales price of natural gas remained the same as 2002 ($2.31. per mcf). Gas processing costs and production taxes increased 196% ($64,800 in 2003 compared to $21,900 in 2002) primarily due to the operator's recoupment of prior years' taxes.

Interest income increased $2,000 or 4% in fiscal 2003 from fiscal 2002 primarily due to increased interest bearing investments in the current fiscal year.

Rental income decreased $1,900 or 6% in fiscal 2003 from fiscal 2002 primarily due to the application of a former tenant's deposit for office space in the Company's corporate office building in the prior fiscal year.

The net loss on sale of marketable securities of $84,600 in fiscal 2003 is primarily from the sale of securities carried at a loss for an extended period.

The net unrealized gain on marketable securities of $11,600 in fiscal 2003 represents the net change in the market value of the trading securities portfolio from March 31, 2002.

Equity in limited partnership income reflects a loss of $29,000 in fiscal 2003 due to losses on the apartment complex under construction offset by income from the liquidated partnership.

Interest expense decreased $1,400 in fiscal 2003 compared to fiscal 2002 primarily due to repayments of the bank note.

The minority interest in income of partnership represents Bridger Creek Partnership's limited partner's 20% share of net gas royalty income computed on a fiscal year basis and the limited partners of Bishop Powers, Ltd. 19% interest in the Colorado Springs, Colorado property under development.

Financial Condition

At March 31, 2003, the Company had working capital of $813,300.

The following summary table reflects comparative cash flows for the Company for the two years ended March 31, 2003:

                                                        Years Ended
                                                          March 31,
                                                  ------------------------
                                                     2003           2002
                                                  ---------      ---------
           Net cash provided by (used in):
                  Operating activities            $(742,300)     $(971,500)
                  Investing activities              743,200        637,500
                  Financing activities              (34,100)       (66,900)

Net cash used in operating activities in fiscal year 2003 is primarily attributable to an increase in marketable securities of $453,300, a $52,000 increase in land under development, offset by an $84,600 loss on sale of marketable securities and issuance of $60,000 of common stock as employee compensation. By comparison, in fiscal year 2002, net cash used in operating activities primarily resulted from an increase in equity in limited partnerships income of $643,900, an increase in marketable securities of $669,600, offset by a $151,300 decrease in land under development, a $234,000 decrease in restricted cash and a decrease in deferred revenue from the sale of commercial pad sites in Colorado Springs, Colorado of $575,300.

Net cash provided by investing activities in fiscal 2003 resulted primarily from a distribution from a limited partnership of $379,100, the proceeds from sales of marketable securities of $420,000 and collections on notes receivable of$52,700 offset by advances on notes receivable of $50,000 and investment in an LLC of $50,000. In fiscal 2002, net cash used in investing activities resulted primarily from sales of marketable securities of $244,100 and a distribution from a limited partnership of $570,000 offset by advances on notes receivable of $135,000 and purchases of fixed assets of $52,000.

Net cash used in financing activities in fiscal 2003 resulted primarily from distributions to minority partners of $21,900 and repayment of borrowings of $12,300. Net cash used in financing activities in fiscal 2002 resulted from distributions to minority partners of $42,900, purchase of treasury stock for $97,800 and repayment of borrowings of $11,300 offset by advances on notes payable of $85,000.

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

In connection with the apartment complex, the Company may have to loan Creekside Apartments, LLLP, under terms of the partnership agreement, up to an additional $150,000 for costs associated with the development process and other partnership matters. The Company anticipates that the loan advances, will be funded from either working capital or cash proceeds from lot sales.

The Company has completed the Phase I development of the Creekside Center at Galley. The costs for the Phase I development work consisting of grading, utilities, storm sewer, paving, curb and gutter and 24" water main are approximately $695,200. These costs have been funded by the $486,089 that was placed in escrow from the lot sale closings and proceeds from sales. Additional costs of $249,000 were incurred for the installation a 24" city water main to service Creekside Center. Reimbursements from the City have been applied for, although reimbursements are not guaranteed and are subject to Water Resources Department approval and available funds.

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

Changes in and Disagreements with Accountants on Accounting and Financial
-------------------------------------------------------------------------
Disclosure
----------

None.


                                    PART III

Directors and Executive Officers
--------------------------------

Identification of Directors and Executive Officers

       Name                  Age                         Office
       ----                  ---                         ------

Robert E. Thrailkill          71                Chairman of the Board, President
                                                and Chief Executive Officer

Sherry L. Moore               54                Secretary, Director and
                                                Chief Financial Officer

Robert J. Thrailkill          44                Director

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

Robert J. Thrailkill is the son of Robert E. Thrailkill.

Audit Committee/Financial Expert

The Company is not required to, nor does it have, an audit committee, nor an audit committee financial expert.

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



Executive Compensation

Summary Compensation Table

The following table sets forth the compensation received by the Chief Executive
Officer for the years ended March 31, 2003, 2002 and 2001. No other executive officer had total annual salary and bonus exceeding $100,000 for the year ended
March 31, 2003.

                                                                                    Long Term
      Name                           Annual Compensation                      Compensation Awards
      and                   -------------------------------------------------------------------------
    Principal                                              Other Annual       Restricted     Options
    Position                Year     Salary    Bonus      Compensation       Stock Award ($)  SARS(#)
    --------                ----    --------   ------     -------------      ---------------  -------
Robert E. Thrailkill        2003    $145,000   $ --        $ 29,000 (3)         $    --         --
President, Chief            2002     145,000     --          13,400 (2)              --         --
Executive Officer           2001     145,000     --          41,000 (1)              --         --
and Director
--------------
     (1)  Consists of two issues of 20,000 restricted shares each as additional compensation with a fair market value of $.67 and $1.38 per share respectively.
     (2)  Consists of 20,000 restricted shares issued as additional compensation with a fair market value of $.67
              per share.
     (3)  Consists of two issues of 20,000 restricted shares each as additional compensation with a fair market value of $1.00 and $.45 per share respectively.

Compensation of Directors

There are no current arrangements for the compensation of directors for services rendered. However, in consideration for services, a non-employee director was issued Company stock.

Employment Contracts and Termination of Employment and Change-in-Control
Arrangements.

In November 1995, a Management Agreement (the "Agreement") was entered into between the Company, Robert E. Thrailkill, the Company's President, and the
Company's previous parent company. The Agreement is for a five-year term and is renewable from year to year thereafter unless terminated previously by either party. Under the Agreement, Mr. Thrailkill is paid an annual salary of $145,000, which salary may be increased by the Board of Directors from time to time in accordance with normal business practices of the Company; his expenses are reimbursed in accordance with the Company's policies and procedures; he participates in and receives established employee benefits and he is entitled to participate in any future benefit made available by the Company to its executives. The Agreement terminates upon death or disability and may be terminated by the Company for cause (as defined in the Agreement). The Agreement may also be terminated upon a breach of the Agreement, and in the event there is a change in control of the Company (as defined in the Agreement). If the Agreement is terminated because of a breach of the Agreement by the Company or a change in control, the Company shall pay severance pay equal to the product of

                                       19

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

Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------

Security Ownership of Certain Beneficial Owners

The following table shows, as of July 31, 2003, those persons known by the Company to be the beneficial owners of more than 5% of the Company's common stock:

                                               Amount and Nature
                      Name and Address           of Beneficial         Percent
Title of Class       of Beneficial Owner           Ownership           of Class
--------------       -------------------       -----------------       --------
Common Stock         Robert E.Thrailkill            271,470              30.2%
                     716 College View Drive
                     Riverton, WY 82501

Security Ownership of Management

The following table shows, as of July 31, 2003, management's ownership of the Company's common stock:

                                               Amount and Nature
                      Name and Address           of Beneficial         Percent
Title of Class       of Beneficial Owner           Ownership           of Class
--------------       -------------------       -----------------       --------
Common Stock         Robert E. Thrailkill           271,470              30.2%
                     716 College View Drive
                     Riverton, WY 82501

Common Stock         Robert J. Thrailkill            38,438               4.3%
                     716 College View Drive
                     Riverton, WY 82501

Common Stock         Sherry L. Moore                 25,694               2.9%
                     716 College View Drive
                     Riverton, WY  82501

Common Stock         All officers and directors
                     as a group (three persons)     335,602              37.4%

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

Indebtedness of Management

 No officer or director of the Company has been indebted to the Company directly or indirectly during the last three fiscal years.


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

10.6 Voting Agreement dated December 8, 1995 between American Rivers Oil Company (formerly Metro Capital Corporation), Karlton Terry Oil Company and Bishop Capital Corporation (formerly Bishop Cable Communications Corporation). (2)

10.7 Bishop Powers, Ltd. Limited Partnership Agreement dated October 15, 1993 between Bishop Capital Corporation (formerly Bishop Cable Communications Corporation) as General Partner and Powers Golf LLC as Limited Partner. (2)

10.8 Z-H, Ltd. Limited Partnership Agreement dated October 15, 1993 between Powers Golf LLC as General Partner and Bishop Capital Corporation (formerly Bishop Cable Communications Corporation) as Limited Partner.(2)

10.9 Agreement of Bridger Creek Partnership dated December 31, 1990 between Bishop Capital Corporation (successor to interest of Metro Capital Corporation) and Mr. and Mrs. William N. Spratt. (2)

10.13 Creekside Apartments, LLLP, a Colorado limited liability limited partnership dated October 28, 1999 between Wood Avenue Investment Co., LLC, a Colorado limited liability company, as General Partner, Bishop Powers, Ltd., a Colorado limited partnership, as Limited Partner and Wood Avenue Investment Co., LLC, as Limited Partner. (3)

10.14 Option Agreement dated October 28, 1999 between Bishop Powers, Ltd., a Colorado limited partnership and Creekside Apartments, LLLP, a Colorado limited liability limited partnership. (3)

10.15 Agreement for Sale and Purchase of Real Property dated June 15, 1999 between Z-H, Ltd., a Colorado limited partnership and Centrefund Development (Colorado) Corp. (4)

10.16 Agreement for the Purchase and Sale of Commercial Real Estate dated September 14, 1999 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and Dillon Real Estate Co., Inc., a Kansas corporation. (4)

10.17 Agreement for the Purchase and Sale of Commercial Real Estate dated October 15, 1999 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and JH Foods Ltd., a Colorado limited partnership. (4)

10.18 Employment Termination and Settlement Agreement dated August 9, 1999 between Bishop Capital Corporation, a Wyoming corporation and Robert J. Thrailkill.

10.19 Agreement for the Purchase and Sale of Commercial Real Estate dated May 18, 2000 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and AutoZone, Inc., a Nevada corporation.

10.20 Agreement for the Purchase and Sale of Commercial Real Estate dated September 12, 2000 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and Waffle House. (5)

10.21 Agreement for the Conveyance of Easement between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation, as General Partner and the City of Colorado Springs, Colorado, a Home Rule City and Municipal Corporation on behalf of its enterprise, Colorado Springs Utilities dated September 29, 2000. (5)

10.22 Agreement for the Purchase and Sale of Commercial Real Estate dated October 23, 2002 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and Kim Hopfenspirger and Rhonda Hopfenspirger.

10.23 Option Agreement dated April 7, 2003 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and Kim Hopfenspirger and Rhonda Hopfenspirger.

21   Subsidiaries of the Registrant (2)

31.1 Certification Statement of Robert E. Thrailkill, Chairman of the Board, Chief Executive Officer and President of Bishop Capital Corporation, pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. 7241

31.2 Certification Statement of Sherry L. Moore, Chief Financial Officer, Principal Accounting Officer and Secretary of Bishop Capital Corporation, pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. 7241

32.1 Certification Statement of Robert E. Thrailkill, Chairman of the Board, Chief Executive Officer and President of Bishop Capital Corporation, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. 1350

32.2 Certification Statement of Sherry L. Moore, Chief Financial Officer, Principal Accounting Officer and Secretary of Bishop Capital Corporation, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. 1350

--------------------
     (1) Incorporated by reference to exhibits filed with Registrant's Form 10-SB Registration Statement filed with the Commission on December 11, 1996.
     (2) Incorporated by reference to exhibits filed with Registrant's Form 10-SB/A Registration Statement filed with the Commission on March 17, 1997.
     (3) Incorporated by reference to exhibits filed with Registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 1998.
     (4) Incorporated by reference to exhibits filed with Registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 1999.
     (5) Incorporated by reference to exhibits filed with Registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 2000.

Reports on Form 8-K

None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BISHOP CAPITAL CORPORATION
                                            (Registrant)


Date: August 20, 2003                       By:  /s/  Robert E. Thrailkill
                                               --------------------------------
                                                      Robert E. Thrailkill
                                                      Chairman of the Board,
                                                      President and
                                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date:  August 20, 2003                      /s/  Sherry L. Moore
                                            -----------------------------------
                                                 Sherry L. Moore
                                                 Director, Secretary,
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer

Date: August 20, 2003                       /s/  Robert J. Thrailkill
                                            -----------------------------------
                                                 Robert J. Thrailkill
                                                 Director

                           Bishop Capital Corporation
                                and Subsidiaries

                        Consolidated Financial Statements
                             March 31, 2003 and 2002

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----
Independent Auditor's Report.................................................F-2

Consolidated Balance Sheet - March 31, 2003..................................F-3

Consolidated Statements of Operations - For the Years Ended
  March 31, 2003 and 2002....................................................F-4

Consolidated Statements of Changes in Stockholders' Equity -
  For the Years Ended March 31, 2003 and 2002................................F-5

Consolidated Statements of Cash Flows - For the Years Ended
  March 31, 2003 and 2002....................................................F-6

Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Bishop Capital Corporation
Riverton, Wyoming


We have audited the accompanying consolidated balance sheet of Bishop Capital Corporation and subsidiaries as of March 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bishop Capital Corporation and subsidiaries as of March 31, 2003, and the results of their operations and their cash flows for the years ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/  HEIN + ASSOCIATES LLP
-----------------------------
     HEIN + ASSOCIATES LLP


Denver, Colorado
July 2, 2003



                              BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEET
                                             MARCH 31, 2003

                                                ASSETS
                                                ------
CURRENT ASSETS:
    Cash and equivalents                                                                  $    63,511
    Marketable securities                                                                   1,098,768
    Receivables:
         Gas royalties                                                                         53,925
         Interest and other                                                                    42,429
    Prepaid expenses and other                                                                 31,095
                                                                                          -----------
             Total current assets                                                           1,289,728
PROPERTY AND EQUIPMENT:
    Building                                                                                  236,471
    Furniture and fixtures                                                                     74,057
    Vehicles and equipment                                                                     56,602
                                                                                          -----------
                                                                                              367,130
             Less accumulated depreciation                                                   (179,930)
                                                                                          -----------
             Net property and equipment                                                       187,200
                                                                                          -----------

OTHER ASSETS:
    Land under development                                                                    727,462
    Investment in and advances to limited partnerships                                        249,977
    Gas royalty interest, net of accumulated amortization of $883,679                         183,372
    Deferred income taxes                                                                      35,000
    Notes receivable                                                                            5,932
    Other assets, net                                                                              39
                                                                                          -----------
             Total other assets                                                             1,201,782
                                                                                          -----------
TOTAL ASSETS                                                                              $ 2,678,710
                                                                                          ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:
                       ---------------------------------------------------------


    Accounts payable and accrued expenses                                                 $    93,598
    Current maturities of long-term debt                                                      286,031
    Deferred income taxes                                                                       9,000
    Payable to broker                                                                          87,835
                                                                                          -----------
             Total current liabilities                                                        476,464
COMMITMENTS (Notes 6 and 10)
MINORITY INTEREST                                                                              54,747
STOCKHOLDERS' EQUITY:
    Preferred stock, no par value; 5,000,000 shares authorized, no shares issued
    - Common stock, $.01 par value; 15,000,000 shares authorized; 897,022 shares issued
    8,971 Capital in excess of par value                                                    2,191,402
    Retained earnings (accumulated deficit)                                                   (52,874)
             Total stockholders' equity                                                     2,147,499
                                                                                          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 2,678,710
                                                                                          ===========


                  See accompanying notes to these consolidated financial statements.

                                                  F-3



                         BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      FOR THE YEARS ENDED
                                                                           MARCH 31,
                                                                    ----------------------
                                                                      2003         2002
                                                                    ---------    ---------

REAL ESTATE SALES                                                   $    --      $ 575,272
COST OF REAL ESTATE SALES                                                --        492,028
                                                                    ---------    ---------
GROSS PROFIT ON REAL ESTATE SOLD                                         --         83,244

COSTS AND EXPENSES:
    General and administrative                                        454,942      461,797
    Depreciation and amortization                                      22,190       16,162
                                                                    ---------    ---------
                                                                      477,131      477,959
                                                                    ---------    ---------

LOSS FROM OPERATIONS                                                 (477,132)    (394,715)

OTHER INCOME (EXPENSE):
    Gas royalties, net of amortization of $13,344                     108,616      160,027
    Interest income                                                    50,908       48,899
    Dividend income                                                    22,522       29,453
    Rental income                                                      27,707       29,605
    Net gain (loss) on sale of marketable securities                  (84,598)     (77,105)
    Net unrealized gain (loss) on marketable securities                11,592      (24,257)
    Equity in limited partnership income (loss)                       (28,985)     643,928
    Interest expense                                                  (26,907)     (28,300)
    Other                                                                --            250
                                                                    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES                                    (396,277)     387,785

Income tax (provision) benefit:
    Deferred                                                             --       (134,000)
                                                                    ---------    ---------
                                                                     (396,277)     253,785

MINORITY INTEREST IN INCOME OF PARTNERSHIP                            (12,110)     (26,413)
                                                                    ---------    ---------

NET INCOME (LOSS)                                                   $(408,387)   $ 227,372
                                                                    =========    =========

EARNINGS PER SHARE (BASIC AND DILUTED)                              $    (.47)   $     .27
                                                                    =========    =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (BASIC AND DILUTED)     871,809      844,000
                                                                    =========    =========


             See accompanying notes to these consolidated financial statements.

                                            F-4



                                             BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                             FOR THE YEARS ENDED MARCH 31, 2003 AND 2002



                                     COMMON STOCK                 TREASURY STOCK                          RETAINED
                              --------------------------    --------------------------     CAPITAL IN     EARNINGS
                               NUMBER OF                     NUMBER OF                     EXCESS OF     ACCUMULATED
                                SHARES         AMOUNT         SHARES          AMOUNT       PAR VALUE      (DEFICIT)        TOTAL
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------

BALANCES, April 1, 2001           918,355    $     9,184        (33,128)   $   (61,954)   $ 2,258,199    $   128,141    $ 2,333,570

  Purchase of treasury stock         --             --          (78,205)       (97,756)          --             --          (97,756)
  Stock bonus                      30,000            300           --             --           32,400           --           32,700
  Net income                         --             --             --             --             --          227,372        227,372
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------

BALANCES, March 31, 2002          948,355          9,484       (111,333)      (159,710)     2,290,599        355,513      2,495,886

  Treasury stock cancelled       (111,333)        (1,113)       111,333        159,710       (158,597)          --             --
  Stock bonus                      60,000            600           --             --           59,400           --           60,000
  Net loss                           --             --             --             --             --         (408,387)      (408,387)
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------

BALANCES, March 31, 2003          897,022    $     8,971           --      $      --      $ 2,191,402    $   (52,874)   $ 2,147,499
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

                                                                F-5



                               BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 FOR THE YEARS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                   2003         2002
                                                                                ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                          $(408,387)   $ 227,372
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
             Minority interest                                                     12,110       26,413
             Depreciation and amortization                                         22,190       16,162
             Deferred income taxes                                                   --        143,000
             Common stock issued to employees for compensation                     60,000       32,700
             Equity in limited partnership income                                  40,512     (643,928)
             Net loss on sale of marketable securities                             80,469       77,105
             Net change in unrealized gain on marketable securities               (19,043)     (24,257)
             Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Restricted cash                                              10,450      234,067
                      Marketable securities                                      (449,207)    (669,616)
                      Gas royalties receivable                                    (16,083)      63,381
                      Interest and other receivables                              (16,184)      (2,263)
                      Prepaid expenses and other                                  (12,490)      (2,807)
                      Land under development                                      (52,002)     151,255
                      Gas royalty interest                                         13,344       13,344
                 Increase (decrease) in:
                      Accounts payable and accrued expenses                        29,244      (28,286)
                      Deferred revenue                                               --       (575,272)
                      Payable to broker                                           (37,175)        (867)
                      Tax liabilities                                                --         (9,000)
                                                                                ---------    ---------
             Net cash used in operating activities                               (742,252)    (971,497)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Funds advanced under notes receivable                                        (50,000)    (135,000)
     Proceeds from sales of marketable securities                                 420,020      244,128
     Proceeds from collection of notes receivable                                  52,686        7,785
     Purchase of property and equipment                                            (9,095)     (51,951)
     Distribution from limited partnership                                        379,148      570,000
     Investment in limited partnership                                            (50,000)        --
     Other                                                                            475        2,548
                                                                                ---------    ---------
             Net cash provided by investing activities                            743,234      637,510
CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to minority limited partners                                   (21,886)     (42,880)
     Proceeds from borrowings                                                        --         85,000
     Principal payments on borrowings                                             (12,229)     (11,279)
     Treasury stock acquired                                                         --        (97,756)
                                                                                ---------    ---------
             Net cash used in financing activities                                (34,115)     (66,915)
                                                                                ---------    ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                   (33,133)    (400,902)
CASH AND EQUIVALENTS, beginning of year                                            96,644      497,546
                                                                                ---------    ---------
CASH AND EQUIVALENTS, end of year                                               $  63,511    $  96,644
                                                                                =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                     $  26,907    $  27,923
                                                                                =========    =========
     Cash paid for taxes                                                        $  14,500    $  11,000
                                                                                =========    =========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITY:
     Purchase of vehicle through trade-in                                       $    --      $  20,418
                                                                                =========    =========


                   See accompanying notes to these consolidated financial statements.

                                                  F-6

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ORGANIZATION AND NATURE OF OPERATIONS:
--------------------------------------

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
-------------------------------------------

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

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Recent Accounting Pronouncements - In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

In November 2002, the FASB issued FASB Interpretation ("FIN") 45 ("FIN 45" or the "Interpretation"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees and requires that upon issuance of a guarantee, the entity (i.e. the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year end. The disclosure provisions of the Interpretation are effective for financial statements of interim and annual periods that end after December 15, 2002. The provisions of FIN 45 do not apply to the Company.

In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement 123 (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new disclosure requirements of SFAS 148 in these financial statements.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In January 2003, FIN 46, Consolidation of Variable Interest Entities, was issued. This interpretation requires a company to consolidate variable interest entities ("VIE") if the enterprise is a primary beneficiary (holds a majority of the variable interest) of the VIE and the VIE possess specific characteristics. It also requires additional disclosure for parties involved with VIEs. The provisions of this interpretation are effective in 2003. As we do not have VIE, adoption of this interpretation will not have an effect on our financial statements.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. We do not expect the provisions of SFAS 149 to have a material impact on our financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("FAS 150"). FAS 150 requires that three classes of freestanding financial statements that embody obligations for entities be classified as liabilities. Generally, FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of FAS 150 will have a material impact on its financial position or results of operations.

MARKETABLE SECURITIES:
----------------------

The cost and estimated fair market value of trading securities at March 31, 2003, are as follows:

                                                          Fair          Net
                                                          Market     Unrealized
                                            Cost          Value      Gain (Loss)
                                         ----------    ----------    ----------

      Fixed income                       $  151,106    $  153,542    $    2,436
      Redeemable preferred securities       453,829       463,416         9,587
      Equity securities                     474,882       481,810         6,928
                                         ----------    ----------    ----------

                                         $1,079,817    $1,098,768    $   18,951
                                         ==========    ==========    ==========

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


GAS ROYALTY INTEREST:
---------------------

In December 1990, the Company purchased a royalty interest in certain gas properties located in Wyoming for approximately $1,067,000. At March 31, 2003, the net carrying value of this interest amounts to $183,372. Revenues related to this royalty interest are affected by local gas processing and marketing arrangements. Reserve disclosures related to the gas royalty interest are not presented because the information is unavailable from the operator of the properties.

In connection with the purchase, the Company formed a tax partnership (Bridger Creek Partnership), which allocates to the Company, as general partner, the first $40,000 of annual cash flow from the partnership and 80% of annual cash flow in excess of $40,000. After the Company receives cumulative cash flow of $1,050,000 plus interest at prime adjusted semi-annually, the Company will be entitled to 60% of the annual cash flow of the partnership. For the year ended March 31, 2003, general partner and limited partner distributions were $81,431 and $10,358; respectively.

LAND DEVELOPMENT PARTNERSHIPS:
------------------------------

General Partnership Interest - In October 1993, the Company became the general partner of a limited partnership to develop or sell 55 acres of undeveloped real estate. The Company contributed $250,000 cash for its 81% general partnership interest. The remaining 19% interest is held by the limited partners who are the general partners in the partnership described below. The Company was allocated 100% of the income and losses until it had been paid $700,000, after which the allocation is apportioned according to ownership interests. At March 31, 2003, general partner and limited partner distributions were allocated as $396,010 and $0; respectively. As of March 31, 2003, the Partnership's activities were focused on the sale of the remaining lot under contract. No pad sites were sold during the year ended March 31, 2003.

In connection with the real estate sales, the Company used the percentage-of-completion method to determine the amount of gross profit to be recognized for the years ended March 31, 2003 and 2002, as follows:

                                                         2003           2002
                                                      ----------     ----------

     Sales of real estate                             $     --       $  575,272
     Less cost of real estate sold                          --         (492,028)
                                                      ----------     ----------
        Gross profit on sales of real estate          $     --       $   83,244
                                                      ==========     ==========



Limited Partnership Interest - The Company also became a limited partner in a limited partnership, which purchased approximately 35 acres of undeveloped land adjacent to the land mentioned above. The partnership constructed a golf driving range, miniature golf, and batting facility which was completed in July 1994. The Company contributed $350,000 cash for its 19% partnership interest, which is reported under the equity method of accounting. In July 1997, the general partner (Seller) entered into an Agreement of Purchase and Sale of Leasehold with an unrelated third party (Purchaser) for the sale of all improvements, buildings, and fixtures for $71,500 cash, $100,000 of Purchaser's restricted common stock and assumption by Purchaser of approximately $887,000 of debt. The closing of the transaction occurred in October 1997. In connection with the real property, the parties entered into a 25-year Ground Lease (the "Lease") whereby

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the Purchaser will pay annual rents aggregating $3,909,000 over the Lease term. On June 15, 1999, the general partner of Z-H, Ltd. (Seller) entered into an Agreement for Sale and Purchase (the "Agreement") with an unrelated third party (Purchaser) for the sale of the real property. The sale of the real property closed in February 2002 resulting in an immediate liquidation of the Partnership. In March 2002, the General Partners distributed $3,000,000, of which the Company received $570,000. In October 2002, the remaining assets were liquidated and final distributions were made. The Company's final distribution was $379,000.

BENEFIT PLAN:
-------------

Pension Plan - The Company has a simplified employee pension plan (the "Plan").

The Company, at its discretion, may make contributions to the Plan up to 25% of the employee's annual compensation not to exceed $40,000. The Company made contributions of $0 and $29,309 for 2003 and 2002, respectively.


LONG-TERM DEBT:
---------------

In December 1998, the Company obtained a $250,000 line-of-credit which is collateralized by the Company's building. Principal and interest (at 8.25% per annum) payments are due monthly and the line-of-credit matures in December 2003.

In December 2001, the Company entered into a note agreement for $85,000, which is uncollateralized. Interest (at 6.25% per annum) payments are due monthly and the principal, plus any unpaid interest, are due upon notification of either party.

INCOME TAXES:
-------------

Income tax expense differs from the amounts computed using the statutory rate of 34% as follows:

                                                           Years Ended March 31,
                                                          ----------------------
                                                            2003          2002
                                                          ---------    ---------

     Computed tax expense at the expected statutory rate  $(146,000)   $ 123,000
     State income taxes, net of Federal benefit                --         12,000
     Partnership basis differences                          146,000         --
                                                          ---------    ---------

        Income tax expense (benefit)                      $    --      $ 135,000
                                                          =========    =========

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of March 31, 2003, are presented below:

          Deferred tax assets:
                  Charitable contribution carryforward            $  73,000
                  Depletion carryforward                             19,000
                  Net operating loss carryforwards                   28,000
                                                                  ---------
                         Total deferred tax assets                  120,000

          Deferred tax liabilities:
                  Tax Partnership activity                          (87,000)
                  Net unrealized gain on marketable securities       (7,000)
                                                                  ---------
                         Total deferred tax liabilities             (94,000)
                                                                  ---------

                         Net deferred tax asset                   $  26,000
                                                                  =========


COMMITMENTS:
------------

In October 1998, the Company entered into a limited partnership agreement with an unrelated third party to develop and construct a 328 unit apartment complex (the "Project"). The Company contributed $4,000 towards the project during the year ended March 31, 1999. The estimated cost for the Project is $28,500,000 of which $27,300,000 was financed by a non-recourse loan from the U.S. Department of Housing and Urban Development. The Company was required to contribute the land valued at $1,600,000 (costing approximately $38,000) for an 80% limited partner interest. The unrelated third party is required to contribute $400,000 of services for the remaining 20% limited partner interest and is the general partner. In addition, the limited partners may be required to loan the partnership up to $400,000 each. No loans were advanced to the partnership in the year ended March 31, 2003. The Company and the other limited partner have loaned, in prior years, a total of $215,000 each to the Partnership for costs associated with land development expenses.

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

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FINANCIAL INSTRUMENTS:
----------------------

SFAS No. 107 requires the Company to disclose the fair value of certain financial instruments in its financial statements. Accordingly, at March 31, 2003, management's best estimate is that the carrying amount of cash and equivalents, notes and other receivables, accounts payable, notes payable, accrued expenses, and payable to broker, approximates fair value due to the short maturity of these instruments or the interest rate approximates the Company's effective borrowing rate.

RELATED PARTY TRANSACTIONS:
---------------------------

The Company made income distributions totaling $10,358 and $42,880 to limited partners during the years ended March 31, 2003 and 2002.

STOCK-BASED COMPENSATION:
-------------------------

During the year ended March 31, 2003 and 2002, the Company issued 60,000 and 30,000 shares, respectively, of its common stock to employees of the Company for services performed on behalf of the Company. The Company recognized a charge to operations for the fair value of these shares of $60,000 and $32,700 for the year ended March 31, 2003 and 2002, respectively.