Form 10QSB
period 2003-06-30
BISHOP CAPITAL CORP
filed 2003-09-22
CIK 1028426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934


For the Quarterly Period Ended                           Commission File Number
          June 30, 2003                                          0-21867


                           BISHOP CAPITAL CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Wyoming                                             84-0901126
 ------------------------------                               -----------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)


                    716 College View Drive, Riverton, Wyoming      82501
                     --------------------------------------      --------
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

The number of shares outstanding of the issuer's $.01 par value Common Stock as of September 17, 2003, was 897,022.

Transitional Small Business Disclosure Format
(Check one):  Yes     No  X
                 -----  -----

                          PART I FINANCIAL INFORMATION

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003

                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
    Cash and equivalents                                            $   282,742
    Restricted cash                                                      12,891
    Marketable securities                                             1,386,069
    Receivables:
         Gas royalties                                                   59,246
         Interest and other                                              45,767
    Prepaid expenses and other                                           29,262
                                                                    -----------
                 Total current assets                                 1,815,977

PROPERTY AND EQUIPMENT:
 Building                                                               236,471
 Furniture                                                               74,057
    Vehicles and equipment                                               94,214
                                                                    -----------
                                                                        404,742
    Less accumulated depreciation                                      (187,181)
                 Net property and equipment                             217,561

OTHER ASSETS:
    Land under development                                              695,695
    Investment in limited partnerships                                  101,555
    Gas royalty interest, net of accumulated
       amortization of $887,015                                         180,036
    Deferred income taxes                                                35,000
    Notes receivable                                                    220,490
    Other assets, net                                                        39
                                                                    -----------
                Total other assets                                    1,232,815
                                                                    -----------

TOTAL ASSETS:                                                       $ 3,266,353
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                           $    64,983
    Current maturities of long-term debt                                282,816
    Deferred income taxes                                                 9,000
    Payable to broker                                                    88,092
                                                                    -----------
               Total current liabilities                                444,891

MINORITY INTERESTS:                                                      89,981

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value; 5,000,000 shares authorized,
     no shares issued                                                      --
    Common stock, $.01 par value; 15,000,000 shares authorized;
     897,022 shares issued and outstanding                                8,970
    Capital in excess of par value                                    2,191,402
    Accumulated deficit                                                 531,109
                                                                    -----------
              Total stockholders'equity                               2,731,481
                                                                    -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                         $ 3,266,353
                                                                    ===========


       See accompanying notes to these consolidated financial statements.



                  BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           For the Three Months
                                                              Ended June 30,
                                                          ----------------------
                                                             2003        2002
                                                          ---------    ---------
REAL ESTATE SALES                                         $ 617,962    $    --
COST OF REAL ESTATE SALES                                   110,826         --
                                                          ---------    ---------
GROSS PROFIT ON REAL ESTATE SOLD                            507,136         --

COSTS AND EXPENSES:
    General and administrative                               93,358      106,859
    Depreciation and amortization                             7,251        5,503
                                                          ---------    ---------
                                                            100,609      112,362

INCOME (LOSS) FROM OPERATIONS:                              406,527     (112,362)

OTHER INCOME (EXPENSE):
    Gas royalties, net of amortization of $3,336
          and $3,336, respectively                           66,290       39,747
    Interest income                                          11,635       11,648
    Dividend income                                           4,486        5,256
    Rental income                                             6,228        6,048
    Net loss on sale of marketable securities               (14,902)        --
    Net unrealized gain (loss) on marketable securities     152,176      (71,665)
    Equity in limited partnership income                     66,578       63,604
    Interest expense                                         (5,417)      (5,926)
                                                          ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES:                        $ 693,601    $ (63,650)

MINORITY INTEREST IN INCOME (LOSS)
     OF PARTNERSHIPS:                                      (109,619)       7,935
                                                          ---------    ---------
NET INCOME (LOSS):                                        $ 583,982    $ (55,715)
                                                          =========    =========

EARNINGS (LOSS) PER SHARE:                                $     .65    $    (.07)
                                                          =========    =========

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING:                                     897,022      840,583
                                                          =========    =========


       See accompanying notes to these consolidated financial statements.

                                       3



                        BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)



                                                                   Three Months Ended
                                                                        June 30,
                                                                 ----------------------
                                                                    2003         2002
                                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                           $ 583,982    $ (55,715)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
           Minority Interest                                       (39,151)      (7,935)
           Depreciation and amortization                             7,251        5,503
           Equity in limited partnership (income)                  (66,578)     (63,604)
           Net loss on sale of marketable securities                14,902         --
           Net unrealized (gain) loss on marketable securities    (171,219)      71,665
          Changes in operating assets and liabilities:
                      (Increase) decrease in:
                      Restricted cash                              (12,891)      10,450
                      Marketable securities                       (141,742)     (24,998)
                      Gas royalties receivable                      (5,321)       8,192
                      Interest and other receivables                (3,338)     (24,774)
                      Prepaid expenses and other                     1,833       14,920
                      Land under development                        31,767       (9,544)
                      Gas royalty interest                           3,336        3,336
                  Increase (decrease) in:
                      Accounts payable and accrued expenses        (28,615)       8,404
                      Payable to broker                                257       26,399
                                                                 ---------    ---------
          Net cash provided by (used in) operating activities      174,473      (37,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of marketable securities                   10,758         --
      Proceeds from collection of notes receivable                     442          592
      Purchase of property and equipment                           (37,612)      (2,726)
         Net cash provided by (used in) investing activities       (26,412)      (2,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on borrowings                              (3,215)      (2,966)
      Distributions to partners                                     74,385       (6,958)
                                                                 ---------    ---------
         Net cash provided by (used in) financing activities        71,170       (9,924)
                                                                 ---------    ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:                   219,231      (49,759)

CASH AND EQUIVALENTS (beginning of period):                         63,511       96,644
                                                                 ---------    ---------

CASH AND EQUIVALENTS (end of period):                            $ 282,742    $  46,885
                                                                 =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
      Cash paid for interest                                     $   5,417    $   5,926
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

                                             4

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Basis of Presentation
---------------------

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2003 and results of operations for the interim periods ended June 30, 2003 and 2002. Such adjustments are of a normal and recurring nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-KSB for the year ended March 31, 2003.

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

In connection with the real estate sales, the Company used the percentage-of-completion method to determine the amount of gross profit to be recognized for the three months ended June 30, 2003 and 2002 as follows:

                                                     Three Months Ended
                                                         June 30,
                                                ----------------------------
                                                    2003            2002
                                                ------------     -----------
         Sales of real estate                   $    617,962     $      --
         Revenue previously deferred                    --         1,375,920
         Deferred revenue                               --              --
                                                ------------     -----------
                                                     617,962       1,375,920
         Revenue previously recognized                  --        (1,375,920)
         Cost of real estate sold                    110,826            --
                                                ------------     -----------
         Gross profit on sale of real estate    $    507,136     $      --
                                                ============     ===========

At March 31, 2002, 100% of the required development work for real estate sale contracts had been completed and, accordingly, 100% of the previously deferred profit was recognized. At June 30, 2003, no revenue was deferred for real estate sales.

Subsequent Events

In July 2003, the Company signed a contract for the sale of one of the Riverton, Wyoming residential lots for $18,600. The sale closed in August 2003 with net proceeds to the Company of $16,300.

In July 2003, the Company refinanced the mortgage on the building in which its offices are located, reducing the interest rate by 3%. In August 2003, the Company reduced the mortgage balance by $100,000. The property is collateral for a $250,000 revolving line of credit. The prior mortgage was paid off from the loan proceeds.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto.

Forward-Looking Statements

The following discussion of this report may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements within this report are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes included elsewhere herein.

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

The Company's net income for the three months ended June 30, 2003 was $584,000 compared to net loss of $55,700 for the comparable period in 2002. The increase in the current quarter is primarily attributable to increases in real estate sold, the net unrealized gain on marketable securities, equity in partnership income, and increases in gas royalties, offset by an increase in minority interests and loss on the sale of marketable securities.

General and administrative expenses decreased $13,500 for the quarter ended June 30, 2003, compared the quarter ended June 30, 2002. The decrease is primarily due to the Company's annual audit being performed in the quarter ended September 30, 2003 instead of the quarter ended June 30, 2003, offset by an increase in legal expense.

Net gas royalty income increased $26,500 for the three months ended June 30, 2003 compared to the same period in 2002. Natural gas production for the three months ended June 30, 2003 was 16,100 mcf compared to 15,000 mcf for the comparable period in 2002. The increase in production is primarily due to an additional gas processing plant coming on line in the current quarter, but is offset by the plant temporarily being shut down. The average sales price of natural gas increased 80% ($4.36 per mcf compared to $2.45 per mcf) for the three months ended June 30, 2003 compared to the same period in 2002. Gas processing costs and production taxes increased 66% ($12,700 for the three months ended June 30, 2003 compared to $7,600 in the comparable period in 2002).

Interest and dividend income decreased $1,000 for the three months ended June 30, 2003 compared to the same period in 2002. The decrease is due primarily to lower interest rates in 2003.

Rental income increased $200 in the three months ended June 30, 2003, due to rental rate increases.

The net unrealized gain on marketable securities of $152,200 for the three months ended June 30, 2003, as compared to a loss of $71,700 for the comparable period in 2002 is due to change in the market value of the securities held by the Company.

Equity in limited partnership income increased $3,000 for the three months ended June 30, 2003 compared to the same period in 2002, primarily due to the liquidation of a limited partnership and increased income from another limited partnership.

Minority interest in earnings of consolidated subsidiaries of $(109,600) for the three months ended June 30, 2003 represents Bridger Creek Partnership's limited partner's 20% share of net gas royalty income computed on a fiscal year basis and Bishop Powers, Ltd.'s limited partners' 19% interest in the Colorado Springs, Colorado property under development. The change is primarily due to the amount of undistributed cash in Bishop Powers, Ltd.

Interest expense decreased $500 for the three months ended June 30, 2003 compared to the same period in 2002 due to repayment of bank borrowings.

Financial Condition

At June 30, 2003, the Company had working capital of $1,371,100.

The following summary table reflects comparative quarterly cash flows for the Company as follows:
                                              Three Months Ended
                                                    June 30,
                                             ---------------------
                                               2003         2002
                                             --------     --------
         Net cash provided by (used in):
              Operating activities           $174,473     $(37,701)
              Investing activities            (26,412)      (2,134)
              Financing activities             71,170       (9,924)

The Company had net cash provided by operating activities of $174,500 for the three months ended June 30, 2003 compared to net cash used in operating activities of $37,700 for the comparable period in 2002. The increase in operating cash flows was due primarily to the increase in operating income offset by unrealized gain on marketable securities, increase in marketable securities and equity in limited partnerships.

Net cash used in investing activities of $26,400 for the three months ended June 30, 2003 resulted primarily from purchase of fixed assets offset by sale of marketable securities.

For the three months ended June 30, 2003, the Company had no bank borrowings and repayment of bank borrowings of $3,200 from financing activities for the three months ended June 30, 2002. The Company also made distributions to minority partners of $74,400 during the three months ended June 30, 2003.

The Company's material commitments for capital expenditures in the next twelve months may be in conjunction with undeveloped land in Colorado Springs, Colorado relating to (i) the Phase III development of approximately 9 acres in "The Crossings at Palmer Park," (ii) the "Creekside Apartments" 328 unit apartment complex on 18 acres and (iii) the Phase II development of 9 acres in "Creekside Center at Galley."

When the Company develops Phase III in The Crossing at Palmer Park Center, it will incur development costs for utilities, storm sewer, paving and additional drainage channel improvements. The Company will not commence this development until it has closed on a Phase III lot sale to fund the estimated on-site and off-site development costs of approximately $374,000.

In connection with the apartment complex, under the terms of the partnership agreement, the Company may have to contribute Creekside Apartments, LLLP an additional $259,200 for costs associated with the development process and other partnership matters. The Company anticipates that the contributions, if any, will be funded from either working capital or cash proceeds that may be available from lot sales. The Company has made loan advances of $215,000.

The Company has completed the Phase I development of the Creekside Center at Galley. When the Company develops Phase II, it will incur development costs for utilities and paving of approximately $150,000. The Company will not commence this development work until it has closed on a Phase II lot sale to fund the work. The Company is aggressively marketing the undeveloped parcel and in recent months has seen an increase in interest in the property.

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

          None

Item 3.   Default Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          During the past several years, the time incurred by management and the costs of professional fees incurred to accountants and lawyers to comply with the reporting requirements of the Securities Exchange Act of 1934 ("Exchange Act") have substantially increased, and it is anticipated that they will further increase due to the enactment of the Sarbanes-Oxley Act of 2002. However, the public trading market for the Company's common stock on the NASDAQ Over-the-Counter Bulletin Board ("OTC BB") has been sporadic at best, and there has been virtually no liquidity for our shares.

          Management has been evaluating the significant and continually increasing cost compared to the benefit, if any, of remaining a public company. The Company is paying substantial expenses to be a public company. However, there is no public market for the Company's shares and it is unlikely that there will be a public market for the Company's shares in the foreseeable future. Absent a liquid public market, the shareholders only can realize the value of their investment from dividends to be paid when, as and if there is available income.

          The Board has determined that the costs of remaining a public company are not justifiable, nor in the best interest of the Company and its shareholders. For this reason the Board plans to call a special shareholders meeting and recommend that the Company cease to be a public company. In order that the Company's business operations can continue without the economic burden of being a public company, at the special meeting the shareholders will be asked to approve an amendment to the Company articles of corporation to effect a reverse stock split.

          If the reverse stock split is approved and implemented, the number of shareholders of record of the Company's common shares will be fewer than 300. The Company intends to terminate the registration of the common stock under the Exchange Act pursuant to Section 12(g)(4) of the Exchange Act. The decision by the Company to terminate Exchange Act registration upon implementation of the reverse stock split does not require shareholder approval and will not be voted on at the special meeting. The Company's duty to file periodic reports with the Securities and Exchange Commission, such as quarterly and annual reports, will end and the Company's common stock will no longer be traded on the OTC BB.


Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits

          31.1 Certification Statement of Robert E. Thrailkill, Chairman of the Board, Chief Executive Officer and President of Bishop Capital Corporation, pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. 724131

          31.2 Certification Statement of Sherry L. Moore, Chief Financial Officer, Principal Accounting Officer and Secretary of Bishop Capital Corporation, pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. 7241

          32.1 Certification Statement of Robert E. Thrailkill, Chairman of the Board, Chief Executive Officer and President of Bishop Capital Corporation, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. 1350

          32.2 Certification Statement of Sherry L. Moore, Chief Financial Officer, Principal Accounting Officer and Secretary of Bishop Capital Corporation, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. 1350

          b.   Reports on Form 8-K

               None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BISHOP CAPITAL CORPORATION
                                            (Registrant)


Date:   September 19, 2003                  By:  /s/  Robert E. Thrailkill
                                               --------------------------------
                                                      Robert E. Thrailkill
                                                      President
                                                      (Principal Executive
                                                       Officer)


Date:   September 19, 2003                  By:  /s/  Sherry L. Moore
                                               --------------------------------
                                                      Sherry L. Moore
                                                      Chief Financial Officer
                                                      (Principal Financial
                                                       Officer)