Form 10QSB
period 2003-09-30
BISHOP CAPITAL CORP
filed 2003-11-14
CIK 1028426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

     For the Quarterly Period Ended                 Commission File Number
                 September 30, 2003                         0-21867


                           BISHOP CAPITAL CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Wyoming                                               84-0901126
 ------------------------------                               -----------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

                   716 College View Drive, Riverton, Wyoming        82501
                     --------------------------------------        --------
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

The number of shares outstanding of the issuer's $.01 par value Common Stock as of November 12, 2003 was 897,022.

Transitional Small Business Disclosure Format
(Check one):    Yes     No  X
                   -----  -----



                               PART I - FINANCIAL INFORMATION

                         BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET
                                     SEPTEMBER 30, 2003
                                         (Unaudited)


                                           ASSETS

CURRENT ASSETS:
    Cash and equivalents                                                       $    96,635
    Marketable securities                                                        1,376,966
    Receivables:
        Gas royalties                                                               29,923
        Interest and other                                                          47,713
    Prepaid expenses and other                                                      28,473
                                                                               -----------
               Total current assets                                              1,579,710

PROPERTY AND EQUIPMENT:
    Building                                                                       245,770
    Furniture                                                                       74,057
    Vehicles and equipment                                                          94,214
                                                                               -----------
                                                                                   414,041
    Less accumulated depreciation                                                 (194,432)
                                                                               -----------
               Net property and equipment                                          219,609
                                                                               -----------

OTHER ASSETS:
    Land under development                                                         691,873

    Investment in limited partnership                                              259,580
    Gas royalty interest, net of amortization of $890,351                          176,700
    Deferred income taxes                                                           35,000
    Notes receivable                                                               271,582
    Other assets, net                                                                   39
                                                                               -----------
               Total other assets                                                1,382,774
                                                                               -----------

TOTAL ASSETS:                                                                  $ 3,182,093
                                                                               ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                      $    65,709
    Current maturities of long-term debt                                           192,419
    Deferred income taxes                                                            9,000
    Payable to broker                                                               49,867
                                                                               -----------
               Total current liabilities                                           316,995

MINORITY INTERESTS:                                                                 52,498

STOCKHOLDERS' EQUITY:

Preferred stock, no par value; 5,000,000 shares authorized, no shares issued          --
Common stock, $.01 par value; 15,000,000 shares authorized;

          897,022 shares issued and outstanding                                      8,970
Capital in excess of par value                                                   2,191,402
Accumulated income                                                                 612,228
                                                                               -----------
               Total stockholders' equity                                        2,812,600
                                                                               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                                    $ 3,182,093
                                                                               ===========


             See accompanying notes to these consolidated financial statements.

                                             2



                                 BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)



                                                            For the Three Months       For the Six Months
                                                             Ended September 30,       Ended September 30,
                                                           ----------------------    ----------------------
                                                             2003         2002         2003         2002
                                                           ---------    ---------    ---------    ---------
REAL ESTATE SALES                                          $  16,370    $    --      $ 634,332    $    --
COST OF REAL ESTATE                                           19,279         --        130,105         --
                                                           ---------    ---------    ---------    ---------
GROSS PROFIT ON REAL ESTATE SOLD                              (2,909)        --        504,227         --

COSTS AND EXPENSES:
    General and administrative                               106,673      120,631      200,031      227,491
    Depreciation and amortization                              7,251        5,655       14,502       11,158
                                                           ---------    ---------    ---------    ---------
                                                             113,924      126,286      214,533      238,649
                                                           ---------    ---------    ---------    ---------

INCOME (LOSS) FROM OPERATIONS:                              (116,833)    (126,286)     289,694     (238,649)


OTHER INCOME (EXPENSE):
     Net gas royalties                                        48,419        5,581      114,709       45,328
     Interest income                                           9,712       13,848       21,347       25,496
     Dividend income                                           6,155        7,749       10,641       13,005
     Rental income                                             6,228        6,150       12,456       12,198
     Net gain (loss) on sale of marketable securities         24,045      (23,204)       9,143      (23,204)
     Net unrealized gain (loss) on marketable securities     (40,598)     (45,757)     111,578     (117,422)
     Equity in limited partnership income (loss)             158,025      (62,130)     224,603        7,362
     Interest expense                                         (5,536)      (6,950)     (10,953)     (12,876)
                                                           ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES:                            89,617     (230,999)     783,218     (288,762)

MINORITY INTEREST IN INCOME
      OF PARTNERSHIPS:                                        (8,498)     (14,578)    (118,117)      (6,859)
                                                           ---------    ---------    ---------    ---------

NET INCOME (LOSS):                                         $  81,119    $(245,577)   $ 665,101    $(295,621)
                                                           =========    =========    =========    =========

INCOME (LOSS) PER SHARE:                                   $    0.09    $   (0.28)   $    0.74    $   (0.35)
                                                           =========    =========    =========    =========
WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING:                                   897,022      869,450      897,022      855,095
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

                                                    3



                           BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOW
                                           (Unaudited)



                                                                           Six Months Ended
                                                                             September 30,
                                                                         ----------------------
                                                                           2003         2002
                                                                         ---------    ---------
CASH FLOWS FOR OPERATING ACTIVITIES:
    Net income (loss)                                                    $ 665,101    $(295,721)
    Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
            Common stock issued to employees for compensation                 --         30,000
            Depreciation and amortization                                   14,503       11,158
            Equity in limited partnership income                          (224,603)       4,165
            Net (gain) loss on sale of marketable securities                (9,143)      23,204

            Net unrealized (gain) loss on marketable securities           (130,621)     117,422
            Minority interest in earnings of consolidated subsidiaries     118,117        6,959
          Changes in operating assets and liabilities:
               (Increase) decrease in:
                        Restricted cash                                       --         10,450
                        Marketable securities                             (207,958)      (2,038)
                        Gas royalties receivable                            24,002       15,587
                        Interest and other receivables                      (5,284)     (11,529)
                        Prepaid expenses and other                           2,622        4,736
                        Land under development                              35,589      (21,097)
                       Gas royalty interest                                  6,672        6,672
               Increase (decrease) in:
                        Accounts payable and accrued expenses              (27,889)       2,365
                        Payable to broker                                  (37,968)     (14,118)
                                                                         ---------    ---------
         Net cash provided by (used in) operating activities               223,140     (111,785)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of marketable securities                             69,524       50,549
    Purchase of fixed assets                                               (46,912)      (7,498)
    Proceeds from collection of notes receivable                             1,350        1,200
                                                                         ---------    ---------
          Net cash provided by investing activities                         23,962       44,251

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on borrowings                                      (103,612)      (5,991)
    Treasury stock acquired                                                   --         (1,114)
    Treasury shares cancelled                                                 --          1,114
    Advances under notes payable                                            10,000         --
    Distributions to minority partners                                    (120,366)     (20,005)
                                                                         ---------    ---------
          Net cash used in financing activities                           (213,976)     (25,996)
                                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:                            33,124      (93,530)

CASH AND EQUIVALENTS (beginning of period):                                 63,511       96,644
                                                                         ---------    ---------

CASH AND EQUIVALENTS (end of period):                                    $  96,635    $   3,114
                                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
    Cash paid for interest                                               $  10,953    $  12,876
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

                                               4

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Basis of Presentation
     ---------------------

     The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2003 and results of operations for the interim periods ended September 30, 2003 and 2002. Such adjustments are of a normal and recurring nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 2003.


     Revenue Recognition
     -------------------

     Sales of real estate generally are accounted for under the full accrual method. Under that method, gain is not recognized until the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When a sale does not meet the requirements for income recognition, gain is deferred until those requirements are met. Sales of real estate are accounted for under the percentage-of-completion method when the Company has material obligations under sales contracts to provide improvements after the property is sold. Under the percentage-of-completion method, the gain on sale is recognized as the related obligations are fulfilled. When the Company has no material obligations under the sales contract the gain on the sale is fully recognized at the time of sale.

     In connection with the real estate sales, the Company used the percentage-of- completion method to determine the amount of gross profit to be recognized for the three and six months ended September 30, 2003 and 2002 as follows:



                             BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             (Unaudited)



                                               Three Months Ended            Six Months Ended
                                                  September 30,                September 30,
                                            --------------------------    -------------------------
                                               2003           2002           2003          2002
                                            -----------    -----------    -----------   -----------
      Sales of real estate                  $    16,370    $      --      $   634,332   $      --
      Revenue previously deferred                  --        1,375,920           --       1,375,920
      Deferred revenue                             --             --             --            --
                                            -----------    -----------    -----------   -----------
                                                 16,370      1,375,920        634,332     1,375,920
      Revenue previously recognized                --       (1,023,959)          --      (1,375,920)
      Cost of real estate sold                   19,279        188,541        130,105          --
                                            -----------    -----------    -----------   -----------
      Gross profit on sale of real estate   $    (2,909)   $   163,420    $   504,227   $      --
                                            ===========    ===========    ===========   ===========

At September 30, 2003, 100% of the development work for real estate sale contracts closed had been completed and, accordingly, no revenue was deferred.

Gas royalty income is net of amortization of $3,336 for the three months ended
September 30, 2003 and 2002 and $6,672 for the six months ended September 30, 2003 and 2002.

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

Subsequent Events

In October 2003, the Company closed on the sale of one of the residential lots in Riverton, Wyoming.

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

                 Three Months Ended September 30, 2003 and 2002

The Company had net income of $81,100 for the three months ended September 30, 2003 compared to a net loss of $245,600 for the comparable period in 2002. The Company, in the current quarter, had one closing of a real estate sale contract. The Company had realized gains on the sale of securities and unrealized losses on marketable securities combined with an increase in equity in partnership income.

General and administrative expenses decreased $14,000 or 11.5% for the three months ended September 30, 2003 compared to the same period in 2002 is attributable to a decrease in personnel expense offset by increases in bank service charges and corporate and fiscal expenses.

Net gas royalty income increased $42,800 in the current quarter compared to the corresponding quarter in 2002. (The Company had accrued estimates of gas royalty income of $26,700 for August and September based on prior months' actual income.) Natural gas production for the three months ended September 30, 2003 was 12,800 mcf compared to 15,700 mcf for the comparable period in 2002. The average sales price of natural gas increased 173% ($4.12 per mcf compared to $1.51 per mcf), while gas processing costs decreased $11,300 due primarily to the decrease in gas production for the three months ended September 30, 2003.

Interest income for the three months ended September 30, 2003 decreased $4,100 compared to the same period in 2002 due to the diversification of interest producing corporate note investments. Dividend income for the three months ended September 30, 2003 decreased $1,600 compared to the three months ended September 30, 2002 due to diversification of the dividend producing security investments.

Rental income for the three months ended September 30, 2003 was comparable to the three months ended September 30, 2002.

The realized gain on sale of marketable securities of $24,000 for the three months ended September 30, 2003 is the result of sales of securities above the Company's cost as compared to a loss of $23,200 for the same three months in 2002.

The net unrealized loss on marketable securities of $40,600 for the three months ended September 30, 2003 represents the net change from June 30, 2003 in the market value of the trading securities portfolio.

Equity in limited partnership income of $158,000 for the three months ended September 30, 2003 represents the Company's share of the estimated net income from operation of Creekside Apartments, LLLP.

Minority interest in earnings of consolidated subsidiaries of $8,500 for the three months ended September 30, 2003 represents Bridger Creek Partnership's limited partner's 20% share of net gas royalty income computed on a fiscal year basis and Bishop Powers, Ltd.'s limited partners' 19% interest in the Colorado Springs, Colorado property under development.

Interest expense decreased $1,400 for the three months ended September 30, 2003 compared to the same period in 2002 primarily due to repayment of bank borrowings under the bank line of credit offset by interest relating to an additional borrowing.

                  Six Months Ended September 30, 2003 and 2002

The Company's net income for the six months ended September 30, 2003 was $665,100 compared to net loss of $295,700 for the comparable period in 2002. During the current six month period, the Company closed on one lot sale in Colorado Springs, Colorado and one of the residential lots in Riverton, Wyoming. The Company had increased gas royalty income, increased realized and unrealized gains on marketable securities, increased minority interest and equity in partnership income.

General and administrative expenses decreased $27,500 or 12% for the six months ended September 30, 2003 compared to the same period in 2002 attributable to a decrease in personnel expense offset by increases in bank service charges, legal expense and corporate and fiscal costs.

Net gas royalties increased $69,400 in the six months ended September 30, 2003 compared to the corresponding six months in 2002. (The Company accrued estimates of gas royalty income for August and September based on prior months' actual income.) Natural gas production for the six months ended September 30, 2003 was 33,100 mcf compared to 30,300 mcf for the comparable period in 2002. The average sales price of natural gas increased 176% ($4.14 per mcf compared to $1.50 per mcf) and gas processing costs increased $2,100 compared to the six months ended September 30, 2002.

Interest income decreased $4,100 for the six months ended September 30, 2003 compared to the same period in 2002 primarily due to the diversification of interest producing investments. Dividend income decreased $2,400 or 18% compared to the six months ended September 30, 2002 due to the diversification of dividend producing security investments.

Rental income increased slightly for the six months ended September 30, 2003 compared to the same period in 2002 due to rental rate increases.

Net unrealized gain on marketable securities of $111,600 for the six months ended September 30, 2003 represents the net change from March 31, 2002 in the market value of the trading securities portfolio.

Equity in limited partnership income of $224,600 for the six months ended September 30, 2003 represents the Company's share of the operating income of Creekside Apartments, LLLP.

Minority interest in earnings of consolidated subsidiaries of $118,100 for the six months ended September 30, 2003 represents Bridger Creek Partnership's limited partner's 20% share of net gas royalty income computed on a fiscal year basis and Bishop Powers, Ltd.'s limited partners' 19% interest in the Colorado Springs, Colorado property under development.

Interest expense decreased $1,900 for the six months ended September 30, 2003 compared to the same period in 2002 primarily due to repayment of bank borrowings under the bank line of credit and reduction in margin payable to brokers.

Financial Condition

At September 30, 2003, the Company had working capital of $1,262,715.

The following summary table reflects comparative cash flows for the Company as follows:
                                                   Six Months Ended
                                                     September 30,
                                               2003                2002
     Net cash provided by (used in):        ----------          ----------
       Operating activities                 $  223,100          $ (111,800)
       Investing activities                     24,000              44,300
       Financing activities                   (214,000)            (26,000)

The Company had cash flow provided by operating activities of $223,100 and used in operating activities of $111,800 for the six months ended September 30, 2003 and 2002, respectively. The increase in cash flows was due primarily to the change in net income and the change in minority interests offset by the change in marketable securities, unrealized gains on marketable securities and equity in limited partnership income.

Net cash provided by investing activities of $24,000 for the six months ended September 30, 2003 resulted from proceeds from sales of marketable securities and collection of notes receivable offset by fixed asset purchases.

Net cash used in financing activities of $214,000 for the six months ended September 30, 2003 resulted from principal payments on bank borrowings and distributions to minority partners.

The Company's material commitments for capital expenditures in the next twelve months will be in conjunction with undeveloped land in Colorado Springs, Colorado related to (1) the Phase III development of approximately 9 acres in The Crossing at Palmer Park Center, (2) the 328 unit Creekside Apartments, LLP complex and (3) the Phase II development of approximately 9 acres of Creekside Center at Galley.

When the Company develops Phase III in The Crossing at Palmer Park Center, it will incur development costs for utilities, storm sewer, paving, and additional drainage channel improvements. The Company will not commence this development until it has closed on a Phase III lot sale to fund the estimated on-site and off-site development costs of approximately $374,000.

In connection with the apartment complex, under terms of the partnership agreement, the Company may have to contribute an additional $259,200 to Creekside Apartments, LLLP, for costs associated with the construction process and other partnership matters. The Company anticipates that the contributions, if any, will be funded from either working capital or cash proceeds that may be available from lot sales. The Company has made loan advances of $215,000.

The Company has completed the Phase I development of the Creekside Center at Galley. When the Company develops Phase II, it may incur development costs for utilities and paving of approximately $150,000. The Company will not commence this development work until it has closed on a Phase II lot sale to fund the work. The Company is aggressively marketing the remaining lot in Phase I and the undeveloped 9 acre parcel.

The Company believes that existing working capital will be sufficient to fund the Company's operations, exclusive of real estate development expenditures, during the next twelve months. Real estate development expenditures will be funded by proceeds from retail lot sales.

                             CONTROLS AND PROCEDURES

The Company, under the supervision of the chief executive and financial officer, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon the results of this evaluation, the Company believes that it maintains proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. There have been no significant changes in the Company's controls subsequent to the evaluation date.

In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long- Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed

Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, we do not believe adoption of this standard will have a material effect on our financial statements.

In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS
146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion

No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options , therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new disclosure requirements of SFAS 148 in these financial statements.

In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 21, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial position or results of its operations.



                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Default Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          During the past several years, the time incurred by management and the costs of professional fees incurred to accountants and lawyers to comply with the reporting requirements of the Securities Exchange Act of 1934 ("Exchange Act") have substantially increased, and it is anticipated that they will further increase due to the enactment of the Sarbanes-Oxley Act of 2002. However, the public trading market for the Company's common stock has been sporadic at best, and there has been virtually no liquidity for our shares.

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

          If the reverse stock split is approved and implemented, the number of shareholders of record of the Company's common shares will be fewer than 300. The Company intends to terminate the registration of the common stock under the Exchange Act pursuant to Section 12(g)(4) of the Exchange Act. The decision by the Company to terminate Exchange Act registration upon implementation of the reverse stock split does not require shareholder approval and will not be voted on at the special meeting. The Company will not be required to file periodic reports with the Securities and Exchange Commission.

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

                                            BISHOP CAPITAL CORPORATION
                                            (Registrant)



Date:   November 12, 2003                   By:  /s/  Robert E. Thrailkill
                                               --------------------------------
                                                      Robert E. Thrailkill
                                                      President
                                                      (Principal Executive
                                                      Officer)


Date:   November 12, 2003                   By:  /s/  Sherry L. Moore
                                               --------------------------------
                                                      Sherry L. Moore
                                                      Chief Financial Officer
                                                      (Principal Financial
                                                      Officer)