Form 10QSB
period 2003-12-31
BISHOP CAPITAL CORP
filed 2004-02-17
CIK 1028426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

         For the Quarterly Period Ended              Commission File Number
                 December 31, 2003                           0-21867


                           BISHOP CAPITAL CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Wyoming                                              84-0901126
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                    716 College View Drive, Riverton, Wyoming      82501
                     --------------------------------------       --------
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

The number of shares outstanding of the issuer's $.01 par value Common Stock as of February 13, 2004 was 897,022.

Transitional Small Business Disclosure Format
(Check one):    Yes     No  X
                   -----  -----

                         PART I - FINANCIAL INFORMATION

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
    Cash and equivalents                                            $    88,282
    Marketable securities                                             1,444,526
    Receivables:
        Gas Royalties                                                    49,322
        Interest and other                                               51,380
    Prepaid expenses and other                                           33,147
                                                                    -----------
               Total current assets                                   1,666,657

PROPERTY AND EQUIPMENT:
    Building                                                            245,771
    Furniture                                                            75,309
    Vehicles and equipment                                               94,214
                                                                    -----------
                                                                        415,294
    Less accumulated depreciation                                      (202,149)
                                                                    -----------
               Net property and equipment                               213,145

OTHER ASSETS:
    Land under development                                              678,229
    Investment in limited partnership - Idlewild LLC                     50,000
    Gas royalty interest, net of amortization of $880,343               173,364
    Deferred income taxes                                                35,000
    Other assets, net                                                     3,917
                                                                    -----------
               Total other assets                                       940,510
                                                                    -----------

TOTAL ASSETS:                                                       $ 2,820,312
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                           $    64,195
    Current maturities of long-term debt                                198,919
    Deferred income taxes                                                 9,000
    Payable to broker                                                    32,205
                                                                    -----------
               Total current liabilities                                304,319

MINORITY INTERESTS:                                                      56,033

INVESTMENT IN LIMITED PARTNERSHIP - CREEKSIDE APARTMENTS:               259,200

STOCKHOLDERS' EQUITY:

    Preferred stock, no par value; 5,000,000 shares authorized,
     no shares issued                                                      --
    Common stock, $.01 par value; 15,000,000 shares authorized;
     897,022 shares issued and outstanding                                8,970
    Treasury stock; 0 shares                                               --
    Capital in excess of par value                                    2,191,402
    Retained earnings                                                       388
                                                                    -----------
               Total stockholders' equity                             2,200,760
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                         $ 2,820,312
                                                                    ===========

       See accompanying notes to these consolidated financial statements.


                               BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)



                                                           For the Three Months      For the Nine Months
                                                            Ended December 31,        Ended December 31,
                                                            -----------------         -----------------
                                                             2003        2002          2003        2002
                                                             ----        ----          ----        ----


REAL ESTATE SALES:                                        $  16,685    $    --      $ 651,017    $    --
COST OF REAL ESTATE SALES:                                   14,622         --        144,727         --
                                                          ---------    ---------    ---------    ---------
GROSS PROFIT ON REAL ESTATE SOLD:                             2,063         --        506,290         --


COSTS AND EXPENSES:
    General and administrative                              117,279      125,511      317,311      353,002
    Depreciation and amortization                             7,716        5,476       22,218       16,634
                                                          ---------    ---------    ---------    ---------
                                                            124,995      130,987      339,529      369,636
                                                          ---------    ---------    ---------    ---------

LOSS FROM OPERATIONS:                                      (122,932)    (130,987)     166,761     (369,636)

OTHER INCOME (EXPENSE):
    Net gas royalties                                        76,312        4,038      191,021       49,366
    Interest income                                          10,360       13,352       31,707       38,848
    Dividend income                                           5,916        4,918       16,557       17,923
    Rental income                                             9,454        9,281       21,910       21,479
    Net gain (loss) on sale of marketable securities         (1,466)     (47,977)       7,677      (71,181)
    Net unrealized gain (loss) on marketable securities     113,426      102,341      225,004      (15,081)
    Equity in limited partnership income (loss)                --        (38,872)    (459,177)     (31,510)
    Interest expense                                         (3,172)      (6,592)     (14,125)     (19,468)
                                                          ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE MINORITY INTEREST:                      87,898      (90,498)     187,335     (379,260)

MINORITY INTEREST IN INCOME
      (LOSS) OF PARTNERSHIPS:                               (15,957)       6,909     (134,074)      (8,433)
                                                          ---------    ---------    ---------    ---------

NET INCOME (LOSS):                                        $  71,941    $ (83,589)   $  53,261    $(387,693)
                                                          =========    =========    =========    =========

INCOME (LOSS) PER SHARE (BASIC AND DILUTED):              $    0.08    $   (0.09)   $    0.06    $   (0.45)
                                                          =========    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING:                                  897,022      880,392      897,022      863,558
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






                               BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOW
                                               (Unaudited)



                                                                           Nine Months Ended
                                                                              December 31,
                                                                         ----------------------
                                                                            2003         2002
                                                                         ---------    ---------
CASH FLOWS FOR OPERATING ACTIVITIES:
    Net income (loss)                                                    $  53,261    $(387,693)
    Adjustments to reconcile net income (loss) to net cash
        Provided by (used in) operating activities:
            Common stock issued to employees for compensation                 --         60,000
            Depreciation and amortization                                   22,219       16,634
            Equity in limited partnership loss                             459,177       31,510
            Net (gain) loss on sale of marketable securities                (7,631)      71,180
            Net unrealized (gain) loss on marketable securities           (244,047)      15,081
            Minority interest in earnings of consolidated subsidiaries     134,074        8,433
          Changes in operating assets and liabilities:
               (Increase) decrease in:
                        Restricted cash                                       --         10,450
                        Marketable securities                             (243,336)    (339,970)
                        Gas royalties receivable                             4,603       19,934
                        Interest and other receivables                      (8,951)     (11,759)
                        Prepaid expenses and other                          (2,052)      (9,430)
                        Land under development                              49,233      (38,724)
                       Gas royalty interest                                 10,008       10,009
               Increase (decrease) in:
                        Accounts payable and accrued expenses              (29,403)      23,407
                        Payable to broker                                  (55,630)     (13,705)
                                                                         ---------    ---------

          Net cash provided by (used) in operating activities              141,525     (534,642)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of marketable securities                            149,256      395,812
    Purchase of fixed assets                                               (48,164)      (7,498)
    Distributions from Limited Partnerships                                   --        379,148
    Proceeds from collection of notes receivable                             2,054        1,825
    Advance on notes receivable                                               --        (50,000)
    Investment in LLC                                                         --        (50,000)
                                                                         ---------    ---------

          Net cash provided by investing activities                        103,146      669,287

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on borrowings                                      (104,612)      (9,289)
    Advances under notes payable                                            17,500         --
    Treasury stock acquired                                                   --         (1,114)
    Treasury stock cancelled                                                  --          1,113
    Distributions to minority partners                                    (132,788)     (21,885)
                                                                         ---------    ---------
          Net cash used in financing activities                           (219,900)     (31,175)
                                                                         ---------    ---------

NET INCREASE IN CASH AND EQUIVALENTS:                                       24,771      103,470

CASH AND EQUIVALENTS (beginning of period):                                 63,511       96,664
                                                                         ---------    ---------

CASH AND EQUIVALENTS (end of period):                                    $  88,282    $ 200,114
                                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
    Cash paid for interest                                               $  14,125    $  19,468
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

                                               4

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Basis of Presentation
---------------------

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at December 31, 2003 and results of operations for the interim periods ended December 31, 2003 and 2002. Such adjustments are of a normal and recurring nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended March 31, 2003.

During the third quarter of 2004 the Company discovered a discrepancy in the financial information being received from the general partner of the Creekside Apartments, LLLP (Creekside), in which the Company has an approximate 64% limited partnership interest. This investment is accounted for under the equity method of accounting. The financial information received by the Company from the general partner did not consider depreciation and interest expense. Accordingly, the Company has recorded within its loss from equity investments previously unrecorded depreciation and interest aggregating $285,000 for the three months ended June 2003 and additional losses for previously unrecorded depreciation and interest (up to the amount allowable based upon its future committed investment in Creekside as provided for under the equity method of accounting) aggregating $683,800 for the three months ended September 2003. After inclusion of these expenses, the Company had an equity loss from this investment. In the first and second quarter, the Company had previously recorded equity income from this investment. The loss from equity investment for the three months and nine months ended December 31, 2003 have been properly adjusted to reflect the inclusion of the partnership's depreciation and interest expense. As a result of these adjustments, the Company has written off its total investment in Creekside and has accrued an additional $259,000 liability, based upon its commitment to invest this additional amount in Creekside. The Company is amending its first and second quarter Forms 10-QSB to reflect the change in its loss from equity investment.

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

In connection with the real estate sales, the Company used the percentage-of-completion method to determine the amount of gross profit to be recognized for the three and nine months ended December 31, 2003 and 2002 as follows:

                                      Three Months Ended      Nine Months Ended
                                          December 31,          December 31,
                                        2003       2002       2003       2002
                                      --------   --------   --------   ---------
Sales of real estate                  $ 16,685   $   --     $651,017   $    --
Revenue previously deferred               --         --         --          --
Deferred revenue                          --         --         --          --
                                      --------   --------   --------   ---------
                                        16,685       --      651,017        --
Revenue previously recognized             --         --         --          --
Cost of real estate sold                14,622       --      144,727        --
                                      --------   --------   --------   ---------
Gross profit on sale of real estate   $  2,063   $   --     $506,290   $    --
                                      ========   ========   ========   =========

At December 31, 2003, 100% of the development work for real estate sale contracts closed had been completed and, accordingly, 100% of the previously deferred profit was recognized.

The financial statements of Anchor Holdings Inc., a wholly-owned subsidiary of Bishop Capital Corporation, have been consolidated into the financial statements within the Form 10-QSB. The Company has also consolidated the operations of Bridger Creek Partnership, in which it has an 80% ownership interest and Bishop Powers, Ltd., in which it has an 81% ownership interest. The income (loss) attributable to the other owners in this partnership is recorded as a reduction (increase) to income as "minority interest in income (loss) of partnership".

The Company recognizes income and loss from its unconsolidated equity investment in Creekside Apartments, where it does not exercise control, on the equity method. Under this method, the Company's capital investment and advances in Creekside are increased or reduced for Creekside's income or loss, respectively. In addition, to the extent the Company has guaranteed Creekside's liabilities or committed to an additional investment in Creekside, such losses have been accrued and a liability has been recorded up to the committed amount. The Company's interest in the balance of the losses and any additional losses incurred by Creekside will not be recorded until such time as the Company commits to an additional investment. However, income, if any, from the investment will not be recorded by the Company until such deficiency in its investment resulting from unrecorded losses has been fully recovered. As of December 31, 2003, the Company has recorded a liability of $259,200, which represents its future committed additional capital investment to Creekside. The Company has not recorded its share of equity losses through December 31, 2003, of approximately $275,000, which are in excess of this committed amount. The Company is not a guarantor of any of Creekside's liabilities.

Gas royalty income is net of amortization of $3,336 for the three months ended December 31, 2003 and 2002 and $10,008 for the nine months ended December 31, 2003 and 2002.

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

Subsequent Events
-----------------

In January 2004 the Company closed on the sale of a residential lot in its Riverton, Wyoming subdivision, resulting in a gain of approximately $2,000.

In January 2004 Bishop Powers, Ltd. accepted a Letter of Intent for the sale of a tract in Creekside Center in Colorado Springs, Colorado. The offer is contingent upon the tract being converted to a buildable lot, which would require current restrictions on the lot being removed and getting the lot platted.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of this report may contain certain forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements within this report are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes included elsewhere herein.

Critical accounting policies and significant estimates:

The Company's accounting policies are discussed in Note 2 to the financial statements of the Company's Form 10-KSB for the fiscal year ended March 31, 2003. The more significant policies are discussed within the notes to the financial statements within this Form 10-QSB.

The preparation of financial statements involves significant estimates, which could change as additional and new information becomes available. Such changes can have a material impact on the Company's financial reporting. Significant estimates are described below:

Future obligations to Creekside Apartments investments: The Company has recorded losses in Creekside Apartments under the equity method as described in the notes to the financial statements within this Form 10-QSB. The Company has committed to advance to the partnership an additional $259,200. At this time the Company does not believe it will be required to make advances in excess of this amount, however, the general partner in Creekside has indicated that the Company may be required to advance up to an additional $1,950,000 to preserve its partnership interest. As of December 31, 2003, the Company has not recorded approximately $275,000 of additional losses attributable to its ownership interest. To the extent the Company commits to advance to the Creekside partnership amounts in excess of the $259,200 currently committed amount, the balance of the losses and additional losses will most likely be recorded. To reduce future capital commitments, the Company may sell a portion or all of its investment interest. Such sale would impact the ultimate return realized by the Company on this investment.

Realization of investment in property: The Company periodically evaluates its real estate holdings for impairment. Such properties are held for re-sale and are impacted upon market conditions beyond the Company's control. Currently the Company believes its properties will be fully recovered and no impairment for loss is required.

Income taxes: The Company has net operating loss tax carry forwards, which future realization is dependent upon generating future taxable income. The tax asset resulting from these loss carry forwards have been substantially offset by a valuation allowance. If the Company achieves profitability over a reasonable period, such valuation allowance will be reversed.

Financial Condition

The following summary table reflects comparative cash flows for the Company as follows:

                                                        Nine Months Ended
                                                           December 31,
                                                    --------------------------
                                                       2003           2002
        Net cash provided by (used in):
          Operating activities                       $141,500      $(534,600)
          Investing activities                        103,100        669,300
          Financing activities                       (219,900)       (31,200)

The Company had cash flows from operating activities of $141,500 and used cash in operations of $534,600 for the nine months ended December 31, 2003 and 2002, respectively. The increase in cash flows was due primarily to net income offset by the change in marketable securities, unrealized gain on marketable securities and equity in partnerships.

The Company's income is not indicative of its cash flow. The Company has commitments for development costs totaling $524,000 for the undeveloped property in Colorado Springs as well as substantial commitments to Creekside Apartments. The Company's investment in Creekside including a note receivable of $215,000 has been fully offset by the Company's share of losses in Creekside. Furthermore, the Company is committed to invest an additional $259,200 in Creekside in the near future, which has been accrued in the financial statements. The general partner of the Creekside investment has indicated to the Company that possible additional capital calls of $1,950,000 from the Company may be required in the future for the Company to maintain its current ownership interest in the partnership. At this time, the Company doesn't believe the additional commitment beyond the $259,200 will be required, however, as further discussed below, the current economic conditions for apartment units in Colorado springs remain unstable and it is unknown if such capital calls will be made, and if so, if the Company will continue to fund such amounts to maintain its current ownership interest. The Company has had to sell marketable securities to provide cash for operating activities and expects to have to do so for future operating cash requirements.

Net cash provided by investing activities of $103,100 for the nine months ended December 31, 2003 resulted from proceeds from sales of marketable securities and collection of notes receivable offset by fixed asset purchases.

Net cash used in financing activities of $219,900 for the nine months ended December 31, 2003 resulted from distributions to minority partners and principal payments on bank borrowings offset by additional borrowings.

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

Creekside Apartments, LLLP, of which Bishop Capital is a 64.152% Limited Partner, has tenants occupying 323 units in the recently completed 328 unit apartment complex located off of Powers Boulevard between Galley and Palmer Park in Colorado Springs, Colorado. Due to the current apartment market in Colorado Springs, rental rates had to be discounted in order to obtain the current level of occupancy. In addition to historically low mortgage rates Colorado Springs has recently lost nearly 9,000 jobs and had approximately 11,000 troops deployed from Fort Carson. The combination of these factors and events has adversely affected the apartment market and is expected to adversely affect it for several more years.

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

The Company believes that existing working capital of $1,362,338 will be sufficient to fund the Company's normal operations, exclusive of real estate development expenditures, during the next twelve months. However, funding for development of Phase III of The Crossing and Phase II of Creekside Center will need to come from the proceeds of future retail lot sales. The Company anticipates funding for the capital calls in Creekside Apartments would be from liquidation of marketable securities. Although the Company's financial statements reflect net income of $53,000 for the nine months ended December 31, 2003, a substantial portion of that income is non-cash, including $225,000 of unrealized gain on securities. Furthermore, the Company has not recorded approximately $275,000 of its share in losses from its equity investment in

Creekside Apartments, because the Company is not committed to provide additional funding to Creekside. This is a significant estimate and may change as additional information becomes available and alternatives are investigated with respect to this investment.

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

                  Three Months Ended December 31, 2003 and 2002

The Company had a net income of $71,900 for the three months ended December 31, 2003 compared to a net loss of $83,600 for the comparable period in 2002. The Company, in the current quarter, closed on a residential real estate sale contract resulting in a $2,000 gain. The Company had realized losses on the sale of securities and unrealized gains on marketable securities. The Company limited recording its equity interest in losses at Creekside Apartments during the second quarter to the extent of its future committed investment of $259,200. Additional losses of $275,000 in Creekside Apartments have not been recorded due to the current intent of the Company to limit its investment only to the committed $259,200. Therefore, the Company did not record any additional losses in the equity investment during the quarter ended December 31, 2003.

General and administrative expenses decreased $8,200 or 7% for the three months ended December 31, 2003 compared to the same period in 2002 and is attributable to decreased personnel expense offset by increased legal, accounting, and employee benefit expenses.

Net gas royalty income increased $72,300 in the current quarter compared to the corresponding quarter in 2002. (The Company had accrued estimates of gas royalty income for November and December based on prior months' actual revenue.) Natural gas production for the three months ended December 31, 2003 was 19,200 mcf compared to 23,200 mcf for the comparable period in 2002. The average sales price of natural gas increased 191% ($4.01 per mcf compared to $1.38 per mcf), while gas processing costs decreased $15,300 in the three months ended December 31, 2003 because of changes in the operators tax deduction procedure in the three months ended December 31, 2002. The Company exercises no control with respect to the operation of this gas property and furthermore, the royalty income is largely dependent on net price received for gas.

Interest income for the three months ended December 31, 2003 decreased $3,000 compared to the same period in 2002 due to a decrease in interest from corporate note investments. Dividend income for the three months ended December 31, 2003 increased $1,000 compared to the three months ended December 31, 2002, due to an increase in dividend paying securities.

The increase in rental income for the three months ended December 31, 2003 of $170 compared to the same period in 2002 was due to annual rental increases.

The realized loss of $1,500 on sale of marketable securities is the result of sales of securities below the Company's cost compared to loss of $48,000 for the same three months in 2002.

The net unrealized gain on marketable securities of $113,400 for the three months ended December 31, 2003 represents the net change from September 30, 2003 in the market value of the marketable securities portfolio.

Minority interest in earnings of consolidated subsidiaries of $(16,000) for the three months ended December 31, 2003 represents Bridger Creek Partnership's limited partner's 20% share of net gas royalty income computed on a fiscal year basis and Bishop Powers, Ltd.'s limited partners' 19% interest in the Colorado Springs, Colorado property under development.

Interest expense decreased $3,400 for the three months ended December 31, 2003 compared to the same period in 2002 primarily due to repayment of bank borrowings under the bank line of credit and refinancing the bank line of credit at a lower interest rate.

                  Nine Months Ended December 31, 2003 and 2002

The Company's net income for the nine months ended December 31, 2003 was $53,300 compared to net loss of $387,700 for the comparable period in 2002. During the current period, the Company recognized income from one lot sale in Colorado Springs, Colorado and one residential lot in Riverton, Wyoming. The Company had increased gas royalty income and increased realized and unrealized gains on marketable securities offset by increased minority interest. The Company limited recording its equity interest in losses at Creekside Apartments during the second quarter to the extent of its future committed investment of $259,200. Additional losses of $275,000 in Creekside Apartments have not been recorded due to the current intent of the Company to limit its investment only to the committed $259,200.

Equity in limited partnership losses of $459,200 for the nine months ended December 31, 2003 represents the Company's share the operating income on Creekside Apartments, LLLP up to the amount the Company has committed to invest.

General and administrative expenses decreased $35,700 or 10% for the nine months ended December 31, 2002 compared to the same period in 2002 and is attributable to decreased personnel expense offset by increased legal, accounting, and employee benefit expenses.

Net gas royalties increased $141,700 in the nine months ended December 31, 2003 compared to the corresponding nine months in 2002. (The Company accrued estimates of gas royalty income for November and December are based on prior months' actual income.) Natural gas production for the nine months ended December 31, 2003 was 52,300 mcf compared to 53,300 mcf for the comparable period in 2002. The average sales price of natural gas increased 173% ($4.09 per mcf compared to $1.50 per mcf) and gas processing costs and production taxes decreased $12,700 compared to the nine months ended December 31, 2002.

Interest income decreased $7,100 for the nine months ended December 31, 2003 compared to the same period in 2002 primarily due to the reduced rates available on securities. Dividend income decreased $1,400 or 8% compared to the comparable period in 2002 due to the reallocation of dividend producing security investments.

Rental income increased $400 for the nine months ended December 31, 2003 compared to the same period in 2002 due to annual rental rate increases.

The realized gain of $7,700 on sale of marketable securities in the current quarter is the result of sales of securities above the Company's cost compared to loss of $71,200 for the same nine months in 2002.

Net unrealized gain on marketable securities of $225,000 for the nine months ended December 31, 2003 represents the net change from March 31, 2003 in the market value of the marketable securities portfolio.

Minority interest in earnings of consolidated subsidiaries of $(134,100) for the nine months ended December 31, 2003 represents Bridger Creek Partnership's limited partner's 20% share of net gas royalty income computed on a fiscal year basis and Bishop Powers, Ltd.'s limited partners' 19% interest in the Colorado Springs, Colorado property under development.

Interest expense for the nine months ended December 31, 2003 decreased $5,300 compared to the same period in 2002 due to reduction of the bank line of credit and refinancing at a lower interest rate.

Recent Financial Reporting Releases:

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

 CONTROLS AND PROCEDURES


The management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of1934) as of the end of the period covered by this report. Based on such evaluation, and the fact that the Company intends to restate previous reported Forms 10-QSB for the first and second fiscal quarters of 2004, the Company intends to improve its review of financial reports it receives from others, which are critical in the preparation of the Company's financial statements. With this exception, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner. No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of
1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

            None

Item 2.    Changes in Securities

            None

Item 3.    Default Upon Senior Securities

            None

Item 4.    Submission of Matters to a Vote of Security Holders

            None

Item 5.    Other Information

           During the past several years, the time incurred by management and the costs of professional fees incurred to accountants and lawyers to comply with the reporting requirements of the Securities Exchange Act of 1934 ("Exchange Act") have substantially increased, and it is anticipated that they will further increase due to the enactment of the Sarbanes-Oxley Act of 2002. However, the public trading market for the Company's common stock has been sporadic at best, and there has been virtually no liquidity for the shares.

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

           The Board has determined that the costs of remaining a public company are not justifiable, nor in the best interest of the Company and its shareholders. For this reason the Board plans to call a special shareholders meeting and recommend that the Company cease to be a public company. In order that the Company's business operations can continue without the economic burden of being a public company, at the special meeting the shareholders will be asked to approve an amendment to the Company articles of incorporation to effect a 1 for 110 reverse stock split with the repurchase of the resulting fractional shares.

           If the reverse stock split and repurchase of resulting fractional shares is approved and implemented, the number of shareholders of record of the Company's common shares will be fewer than 300 and enable the Company to terminate the registration of its common stock under the Exchange Act pursuant to Section 12(g)(4) of the Exchange Act. The decision by the Company to terminate Exchange Act registration upon implementation of the reverse stock split does not require shareholder approval and will not be voted on at the special meeting. The Company will not be required to file periodic reports with the Securities and Exchange Commission.



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

                                            BISHOP CAPITAL CORPORATION
                                            (Registrant)



Date:   February 16, 2004                   By:  /s/  Robert E. Thrailkill
                                               -------------------------------
                                                      Robert E. Thrailkill
                                                      President
                                                      (Principal Executive
                                                      Officer)


Date:   February 16, 2004                   By:  /s/  Sherry L. Moore
                                               ------------------------------
                                                      Sherry L. Moore
                                                      Chief Financial Officer
                                                      (Principal Financial
                                                      Officer)