Form 10QSB/A
period 2003-06-30
BISHOP CAPITAL CORP
filed 2004-03-23
CIK 1028426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For the Quarterly Period Ended                            Commission File Number
        June 30, 2003                                              0-21867


                           BISHOP CAPITAL CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Wyoming                                               84-0901126
 ------------------------------                               ----------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

                    716 College View Drive, Riverton, Wyoming      82501
                     --------------------------------------       --------
                    (Address of principal executive offices)     (Zip Code)

                                 (307) 856-3800
                            -------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             -----  ----

The number of shares outstanding of the issuer's $.01 par value Common Stock as of March 22, 2004, was 897,022.


Transitional Small Business Disclosure Format
(Check one):  Yes     No  X
                 -----  -----



                           PART I - FINANCIAL INFORMATION

                     BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                    JUNE 30, 2003

                                     (Unaudited)


                                       ASSETS
                                       ------
CURRENT ASSETS:
  Cash and equivalents                                                  $   282,742
  Restricted cash                                                            12,891
  Marketable securities                                                   1,386,069
  Receivables:
       Gas royalties                                                         59,246
       Interest and other                                                    45,767
  Prepaid expenses and other                                                 29,262
                                                                        -----------
          Total current assets                                            1,815,977

PROPERTY AND EQUIPMENT:

  Building                                                                  236,471
  Furniture                                                                  74,057
  Vehicles and equipment                                                     94,214
                                                                        -----------
                                                                            404,742
    Less accumulated depreciation                                          (187,181)
          Net property and equipment                                        217,561
                                                                        -----------

OTHER ASSETS:
  Land under development                                                    695,695
    Investment in limited partnership-Idlewild, LLLC                         50,000
    Gas royalty interest, net of accumulated amortization of $887,015       180,036
    Deferred income taxes                                                    35,000
                                                                        -----------
    Other assets, net                                                         5,529
                                                                        -----------
          Total other assets                                                966,260
                                                                        -----------
TOTAL ASSETS:                                                           $ 2,999,798
                                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                 $    64,983
  Current maturities of long-term debt                                      282,816
  Deferred income taxes                                                       9,000
  Payable to broker                                                          88,092
                                                                        -----------
          Total current liabilities                                         444,891

MINORITY INTERESTS:                                                          89,981

INVESTMENT IN LIMITED PARTNERSHIP - CREEKSIDE APARTMENTS:                    18,482

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value; 5,000,000 shares authorized,
       no shares issued                                                        --
    Common stock, $.01 par value; 15,000,000 shares authorized;
       897,022 shares issued and outstanding                                  8,970
    Capital in excess of par value                                        2,191,402
    Accumulated income                                                      246,072
                                                                        -----------
          Total stockholders' equity                                      2,446,444
                                                                        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                             $ 2,999,798
                                                                        ===========


         See accompanying notes to these consolidated financial statements.

                                         2



                  BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                           For the Three Months
                                                               Ended June 30,
                                                          ----------------------
                                                             2003        2002
                                                          ---------    ---------
REAL ESTATE SALES                                         $ 617,962    $    --
COST OF REAL ESTATE SALES                                   110,826         --
                                                          ---------    ---------
GROSS PROFIT ON REAL ESTATE SOLD                            507,136         --

COSTS AND EXPENSES:
  General and administrative                                 93,358      106,859
  Depreciation and amortization                               7,251        5,503
                                                          ---------    ---------
                                                            100,609      112,362

INCOME (LOSS) FROM OPERATIONS:                              406,527     (112,362)

OTHER INCOME (EXPENSE):
  Gas royalties, net of amortization of $3,336
      and $3,336, respectively                               66,290       39,747
  Interest income                                            11,635       11,648
  Dividend income                                             4,486        5,256
  Rental income                                               6,228        6,048
  Net loss on sale of marketable securities                 (14,902)        --
    Net unrealized gain (loss) on marketable securities     152,176      (71,665)
    Equity in limited partnership income (loss)            (218,459)      63,604
    Interest expense                                         (5,417)      (5,926)
                                                          ---------    ---------

INCOME (LOSS) BEFORE MINORITY INTEREST:                   $ 408,564    $ (63,650)

MINORITY INTEREST IN INCOME (LOSS)
     OF PARTNERSHIPS:                                      (109,619)       7,935
                                                          ---------    ---------

NET INCOME (LOSS):                                        $ 298,945    $ (55,715)
                                                          =========    =========

EARNINGS (LOSS) PER SHARE:                                $     .33    $    (.07)
                                                          =========    =========

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING:                                     897,022      840,583
                                                          =========    =========


       See accompanying notes to these consolidated financial statements.

                                       3



                           BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)


                                                                      Three Months Ended
                                                                           June 30,
                                                                 -----------------------------
                                                                   2003                2002
                                                                 ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $ 298,945           $ (55,715)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
           Minority Interest                                       (39,151)             (7,935)
           Depreciation and amortization                             7,251               5,503
           Equity in limited partnership loss (income)             218,459             (63,604)
           Net loss on sale of marketable securities                14,902                --
           Net unrealized (gain) loss on marketable securities    (171,219)             71,665
          Changes in operating assets and liabilities:
             (Increase) decrease in:
                      Restricted cash                              (12,891)             10,450
                      Marketable securities                       (141,742)            (24,998)
                      Gas royalties receivable                      (5,321)              8,192
                      Interest and other receivables                (3,338)            (24,774)
                      Prepaid expenses and other                     1,833              14,920
                      Land under development                        31,767              (9,544)
                      Gas royalty interest                           3,336               3,336
             Increase (decrease) in:
                      Accounts payable and accrued expenses        (28,615)              8,404
                      Payable to broker                                257              26,399
                                                                 ---------           ---------
          Net cash provided by (used in) operating activities      174,473             (37,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities                       10,758                --
  Proceeds from collection of notes receivable                         442                 592
  Purchase of property and equipment                               (37,612)             (2,726)
                                                                 ---------           ---------
         Net cash provided by (used in) investing activities       (26,412)             (2,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on borrowings                              (3,215)
       Distributions to partners                                    74,385              (6,958)
                                                                 ---------           ---------
         Net cash provided by (used in) financing activities        71,170              (9,924)
                                                                 ---------           ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:                   219,231             (49,759)

CASH AND EQUIVALENTS (beginning of period):                         63,511              96,644
                                                                 ---------           ---------

CASH AND EQUIVALENTS (end of period):                            $ 282,742           $  46,885
                                                                 =========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
      Cash paid for interest                                     $   5,417           $   5,926
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


During the third quarter of fiscal year 2004, the Company discovered a discrepancy in the financial information being received from the general partner of Creekside Apartments, LLLP (Creekside), in which the Company has an approximate 64% limited partnership interest. This investment is accounted for under the equity method of accounting. The financial information received by the Company from the general partner did not consider depreciation and interest expense. Accordingly, the Company has recorded within its loss from equity investments previously unrecorded depreciation and interest aggregating $285,000 for the three months ended June 30, 2003. After inclusion of these expenses, the Company had an equity loss from this investment for the three months ended June
2003, whereas, the Company had previously recorded equity income for this investment. As a result of these adjustments, the Company has written off its total investment, including a note receivable of $215,000, in Creekside and has accrued an additional $18,500 liability, based upon its commitment to invest an additional $259,200 in Creekside.

The net effects of these adjustments are reflected on the following table:


                                                                   June 30, 2003
                                                        ------------------------------------
                                                       Previously
                                                         Stated      Corrected       Change
                                                        ------------------------------------
Investment in partnerships                                101,555       50,000       (51,555)
Notes receivable                                          220,490            0      (220,490)
Other assets                                                   39        5,529         5,490
Total assets                                            3,266,353    2,999,799      (266,554)
Investment in partnership Creekside Apartments, LLLP            0      (18,482)      (18,482)
Stockholders' equity                                    2,731,481    2,446,444      (285,037)
Equity in limited partnership income (loss)                66,578     (218,459)     (285,037)
Net income                                                583,982      298,945      (285,037)
Net income (loss) per share                                  0.65         0.33         (0.32)


                                           5

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

In connection with the real estate sales, the Company used the percentage-of-completion method to determine the amount of gross profit to be recognized for the three months ended June 30, 2003 and 2002 as follows:

                                                       Three Months Ended
                                                             June 30,
                                                      2003             2002
                                                   -----------      -----------
           Sales of real estate                    $   617,962      $      --
           Revenue previously deferred                    --          1,375,920
           Deferred revenue                               --               --
                                                   -----------      -----------
                                                       617,962        1,375,920
           Revenue previously recognized                  --         (1,375,920)
           Cost of real estate sold                    110,826             --
                                                   -----------      -----------
           Gross profit on sale of real estate     $   507,136      $      --
                                                   ===========      ===========

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


The Company's net income for the three months ended June 30, 2003 was $298,900 compared to net loss of $55,700 for the comparable period in 2002. The increase in the current quarter is primarily attributable to increases in real estate sold, the net unrealized gain on marketable securities and increases in gas royalties, offset by loss in Creekside investment, an increase in minority interests and loss on the sale of marketable securities. The increase in the loss from Creekside Apartments is from depreciation and interest being recorded as an expense at the partnership. In the prior year the apartment complex was under construction, therefore, no depreciation was recorded and interest was capitalized as a cost of the construction in progress.


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


Equity in limited partnership loss was $218,500 for the three months ended June 30, 2003 compared to income of $63,600 in the same period in 2002. The income in the three months ended June 30, 2002 primarily resulted from the liquidation of the Z-H, Ltd. partnership. In the prior year Creekside Apartments were under construction and therefore, no interest or depreciation was expensed. However, in the current quarter losses were incurred by the apartments.


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

Financial Condition

At June 30, 2003, the Company had working capital of $1,371,100.

The following summary table reflects comparative quarterly cash flows for the Company as follows:

                                                    Three Months Ended
                                                         June 30,
                                                ------------------------
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

                             CONTROLS AND PROCEDURES



The management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of1934) as of the end of the period covered by this report. Based on such evaluation, and the fact that the Company has restated previously reported Forms 10-QSB for the first and second fiscal quarters of 2004, the Company intends to improve its review of financial reports it receives from others, which are critical in the preparation of the Company's financial statements. With this exception, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner. No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




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

                                         BISHOP CAPITAL CORPORATION
                                         (Registrant)


Date:   March 19, 2004                   By:  /s/  Robert E. Thrailkill
                                            --------------------------------
                                                   Robert E. Thrailkill
                                                   President
                                                   (Principal Executive Officer)



Date:   March 19, 2004                   By:  /s/  Sherry L. Moore
                                           --------------------------------
                                                   Sherry L. Moore
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)