Form 10QSB/A
period 2003-09-30
BISHOP CAPITAL CORP
filed 2004-03-23
CIK 1028426

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

The number of shares outstanding of the issuer's $.01 par value Common Stock as of March 22, 2004 was 897,022.


Transitional Small Business Disclosure Format
(Check one):    Yes     No
                   -----  -----





                                PART I - FINANCIAL INFORMATION

                          BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEET
                                      SEPTEMBER 30, 2003
                                          (Unaudited)


                                            ASSETS

CURRENT ASSETS:
    Cash and equivalents                                                           $    96,635
    Marketable securities                                                            1,376,966
    Receivables:
        Gas royalties                                                                   29,923
        Interest and other                                                              47,713
    Prepaid expenses and other                                                          28,473
                                                                                   -----------
               Total current assets                                                  1,579,710

PROPERTY AND EQUIPMENT:
    Building                                                                           245,770
    Furniture                                                                           74,057
    Vehicles and equipment                                                              94,214
                                                                                   -----------
                                                                                       414,041
    Less accumulated depreciation                                                     (194,432)
                                                                                   -----------
               Net property and equipment                                              219,609
                                                                                   -----------

OTHER ASSETS:
    Land under development                                                             691,873
    Investment in limited partnership-Idlewild, LLLC                                    50,000
    Gas royalty interest, net of amortization of $890,351                              176,700
    Deferred income taxes                                                               35,000

    Other assets, net                                                                    4,621
                                                                                   -----------
               Total other assets                                                      958,194
                                                                                   -----------

TOTAL ASSETS:                                                                      $ 2,757,513
                                                                                   ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                          $    65,709
    Current maturities of long-term debt                                               192,419

    Deferred income taxes                                                                9,000
    Payable to broker                                                                   49,867
                                                                                   -----------
               Total current liabilities                                               316,995

MINORITY INTERESTS:                                                                     52,498

INVESTMENT IN LIMITED PARTNERSHIP - CREEKSIDE APARTMENTS, LLP:                         259,200

STOCKHOLDERS' EQUITY:

    Preferred stock, no par value; 5,000,000 shares authorized, no shares issued          --
    Common stock, $.01 par value; 15,000,000 shares authorized;

          897,022 shares issued and outstanding                                          8,970
    Capital in excess of par value                                                   2,191,402
    Accumulated deficit                                                                (71,552)
                                                                                   -----------
               Total stockholders' equity                                            2,128,820
                                                                                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                                        $ 2,757,513
                                                                                   ===========


              See accompanying notes to these consolidated financial statements.

                                              2




                                 BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)



                                                           For the Three Months      For the Six Months
                                                            Ended September 30,      Ended September 30,
                                                          ----------------------    ----------------------
                                                            2003         2002         2003         2002
                                                          ---------    ---------    ---------    ---------
REAL ESTATE SALES                                         $  16,370    $    --      $ 634,332    $    --
COST OF REAL ESTATE SALES                                    19,279         --        130,105         --
                                                          ---------    ---------    ---------    ---------
GROSS PROFIT ON REAL ESTATE SOLD                             (2,909)        --        504,227         --

COSTS AND EXPENSES:
    General and administrative                              106,673      120,631      200,031      227,491
    Depreciation and amortization                             7,251        5,655       14,502       11,158
                                                          ---------    ---------    ---------    ---------
                                                            113,924      126,286      214,533      238,649
                                                          ---------    ---------    ---------    ---------

INCOME (LOSS) FROM OPERATIONS:                             (116,833)    (126,286)     289,694     (238,649)


OTHER INCOME (EXPENSE):
    Net gas royalties                                        48,419        5,581      114,709       45,328
    Interest income                                           9,712       13,848       21,347       25,496
    Dividend income                                           6,155        7,749       10,641       13,005
    Rental income                                             6,228        6,150       12,456       12,198
    Net gain (loss) on sale of marketable securities         24,045      (23,204)       9,143      (23,204)
    Net unrealized gain (loss) on marketable securities     (40,598)     (45,757)     111,578     (117,422)
    Equity in limited partnership income (loss)            (240,718)     (62,130)    (459,177)       7,362
    Interest expense                                         (5,536)      (6,950)     (10,953)     (12,876)
                                                          ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE MINORITY INTEREST:                    (309,126)    (230,999)      99,438     (288,762)

MINORITY INTEREST IN INCOME
    OF PARTNERSHIPS:                                         (8,498)     (14,578)    (118,117)      (6,859)
                                                          ---------    ---------    ---------    ---------

NET INCOME (LOSS):                                        $(317,624)   $(245,577)   $ (18,679)   $(295,621)
                                                          =========    =========    =========    =========

INCOME (LOSS) PER SHARE:                                  $   (0.35)   $   (0.28)   $   (0.02)   $   (0.35)
                                                          =========    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING:                                     897,022      869,450      897,022      855,095
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

                                                     3



                           BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOW
                                           (Unaudited)



                                                                            Six Months Ended
                                                                              September 30,
                                                                         ----------------------
                                                                           2003         2002
                                                                         ---------    ---------
CASH FLOWS FOR OPERATING ACTIVITIES:
    Net loss                                                             $ (18,679)   $(295,721)
    Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
            Common stock issued to employees for compensation                 --         30,000
            Depreciation and amortization                                   14,503       11,158
            Equity in limited partnership loss                             459,177        4,165
            Net (gain) loss on sale of marketable securities                (9,143)      23,204

            Net unrealized (gain) loss on marketable securities           (130,621)     117,422
            Minority interest in earnings of consolidated subsidiaries     118,117        6,959
          Changes in operating assets and liabilities:
               (Increase) decrease in:
                        Restricted cash                                       --         10,450
                        Marketable securities                             (207,958)      (2,038)
                        Gas royalties receivable                            24,002       15,587
                        Interest and other receivables                      (5,284)     (11,529)
                        Prepaid expenses and other                           2,622        4,736
                        Land under development                              35,589      (21,097)
                       Gas royalty interest                                  6,672        6,672
               Increase (decrease) in:
                        Accounts payable and accrued expenses              (27,889)       2,365
                        Payable to broker                                  (37,968)     (14,118)
                                                                         ---------    ---------
          Net cash provided by (used in) operating activities              223,140     (111,785)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of marketable securities                             69,524       50,549

    Purchase of fixed assets                                               (46,912)      (7,498)
    Proceeds from collection of notes receivable                             1,350        1,200
                                                                         ---------    ---------
          Net cash provided by investing activities                         23,962       44,251

CASH FLOWS FROM FINANCING ACTIVITIES:

    Principal payments on borrowings                                      (103,612)      (5,991)
    Treasury stock acquired                                                   --         (1,114)
    Treasury shares cancelled                                                 --          1,114
    Advances under notes payable                                            10,000         --
    Distributions to minority partners                                    (120,366)     (20,005)
                                                                         ---------    ---------
          Net cash used in financing activities                           (213,978)     (25,996)
                                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:                            33,124      (93,530)

CASH AND EQUIVALENTS (beginning of period):                                 63,511       96,644
                                                                         ---------    ---------

CASH AND EQUIVALENTS (end of period):                                    $  96,635    $   3,114
                                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
    Cash paid for interest                                               $  10,953    $  12,876
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


     During the third quarter of fiscal year 2004, the Company discovered a discrepancy in the financial information being received from the general partner of Creekside Apartments, LLLP (Creekside), in which the Company has an approximate 64% limited partnership interest. This investment is accounted for under the equity method of accounting. The financial information received by the Company from the general partner did not consider depreciation and interest expense. Accordingly, the Company has recorded within its loss from equity investments previously unrecorded depreciation and interest aggregating $398,700 for the three months ended September 30, 2003 and additional losses for previously unrecorded depreciation and interest (up to the amount allowable based upon its future committed investment in Creekside as provided for under the equity method of accounting) aggregating $683,800 for the six months ended September 2003. After inclusion of these expenses, the Company had an equity loss from this investment. In the first and second quarter, the Company had previously recorded equity income from this investment. As a result of these adjustments the Company has written off its total investment, including a note receivable of $215,000, in Creekside and has accrued an additional $259,200 liability, based upon its commitment to invest this additional amount in Creekside.



     The net effects of these adjustments are reflected in the following table:

                                                for the three months ended     for the six months ended
                                                    September 30, 2003            September 30, 2003
                                               ----------------------------------------------------------
                                               Previously                    Previously
                                                 Stated  Corrected   Change    Stated  Corrected   Change
                                               ----------------------------------------------------------
     Investment in partnerships                  259,580    50,000 (209,580)   259,580    50,000 (209,580)
     Notes receivable                            219,582         0 (219,582)   219,582         0 (219,582)
     Other assets                                     39     4,621    4,582         39     4,621    4,582
     Total assets                              3,182,093 2,757,513 (424,580) 3,182,093 2,757,513 (424,580)
     Investment in partnership Creekside Apt.,
     LLLP                                              0  (259,200)(259,200)         0 (259,200) (259,200)
     Stockholders' equity                      2,812,600 2,128,820 (683,780) 2,812,600 2,128,820 (683,780)
     Net equity in income (loss)                 158,025  (240,718)(398,743)   224,603  (459,177)(683,780)
     Net income                                   81,119  (317,624)(398,743)   665,101   (18,679)(683,780)
     Net income (loss) per share                    0.09     (0.35)   (0.44)      0.74     (0.02)   (0.76)



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

     In connection with the real estate sales, the Company used the percentage-of-completion method to determine the amount of gross profit to be recognized for the three and six months ended September 30, 2003 and 2002 as follows:

                                                         Three Months Ended        Six Months Ended
                                                            September 30,                September 30,
                                                     -------------------------    ------------------------
                                                         2003           2002           2003          2002
                                                     -----------   -----------    -----------   -----------
         Sales of real estate                        $    16,370   $      --      $   634,332   $      --
         Revenue previously deferred                        --       1,375,920           --       1,375,920
         Deferred revenue                                   --            --             --            --
                                                     -----------   -----------    -----------   -----------         --

                                                          16,370     1,375,920        634,332     1,375,920
         Revenue previously recognized                      --      (1,023,959)          --      (1,375,920)
         Cost of real estate sold                         19,279       188,541        130,105          --
                                                     -----------   -----------    -----------   -----------
         Gross profit on sale of real estate         $    (2,909)  $   163,420    $   504,227   $      --
                                                     ===========   ===========    ===========   ===========

     At September 30, 2003, 100% of the development work for real estate sale contracts closed had been completed and, accordingly, no revenue was deferred.

                                       6

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

                 Three Months Ended September 30, 2003 and 2002


     The Company had net loss of $317,600 for the three months ended September 30, 2003 compared to a net loss of $245,600 for the comparable period in 2002. The Company, in the current quarter, had one closing of a real estate sale contract. The Company had realized gains on the sale of securities and unrealized losses on marketable securities combined with an equity partnership loss. The increase in the loss from Creekside Apartments is from depreciation and interest being recorded as an expense at the partnership. In the prior year the apartment complex was under construction, therefore, no depreciation was recorded and interest was capitalized as a cost of the construction in progress.

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


     Equity in limited partnership loss of $240,700 for the three months ended September 30, 2003 represents the Company's share of the estimated net loss from operation of Creekside Apartments, LLLP. The Company is committed to invest an additional $259,200 in Creekside, which has been accrued in the financial statements. The Company limited recording its equity interest in losses at Creekside Apartments during the second quarter to the extent of its future committed investment of $259,200. Additional losses in Creekside Apartments of $351,200 have not been recorded due to the current intent of the Company to limit its investment only to the committed $259,200. Minority interest in earnings of consolidated subsidiaries of $8,500 for the three months ended September 30, 2003 represents Bridger Creek Partnership's limited partner's 20% share of net gas royalty income computed on a fiscal year basis and Bishop Powers, Ltd.'s limited partners' 19% interest in the Colorado Springs, Colorado property under development.

     Interest expense decreased $1,400 for the three months ended September 30, 2003 compared to the same period in 2002 primarily due to repayment of bank borrowings under the bank line of credit offset by interest relating to an additional borrowing.

                  Six Months Ended September 30, 2003 and 2002


     The Company's net loss for the six months ended September 30, 2003 was $18,700 compared to net loss of $295,700 for the comparable period in 2002. During the current six month period, the Company closed on one lot sale in Colorado Springs, Colorado and one of the residential lots in Riverton, Wyoming. The Company had increased gas royalty income, increased realized and unrealized gains on marketable securities, increased minority interest and a loss in equity in partnerships.



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


     Equity in limited partnership loss of $459,200 for the six months ended September 30, 2003 represents the Company's share of the operating loss of Creekside Apartments, LLLP, up to the Company's capital commitment in the partnership of $259,200. The Company limited recording its equity interest in losses at Creekside Apartments during the second quarter to the extent of its future committed investment of $259,200. Additional losses in Creekside Apartments of $351,200 have not been recorded due to the current intent of the Company to limit its investment only to the committed $259,200.

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

     Financial Condition

     At September 30, 2003, the Company had working capital of $1,262,715.

     The following summary table reflects comparative cash flows for the Company as follows:

                                                    Six Months Ended
                                                      September 30,
                                               --------------------------
                                                 2003             2002
                                               ---------        ---------
          Net cash provided by (used in):
              Operating activities             $ 223,100        $(111,800)
              Investing activities                24,000           44,300
              Financing activities              (214,000)         (26,000)


     The Company had cash flow provided by operating activities of $223,100 and used in operating activities of $111,800 for the six months ended September 30, 2003 and 2002, respectively. The increase in cash flows was due primarily to the change in net loss and the change in minority interests offset by the change in marketable securities, unrealized gains on marketable securities and equity in limited partnership loss.



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


     Recent Financial Reporting Releases:


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