Form 10KSB
period 2004-03-31
BISHOP CAPITAL CORP
filed 2004-07-15
CIK 1028426

U. S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549

                                   Form 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For the Fiscal Year Ended March 31, 2004

Commission file number:  0-21867
                       ---------
                           BISHOP CAPITAL CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Wyoming                                               84-0901126
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   222 N. Broadway, Riverton, Wyoming                              82501
 --------------------------------------                           --------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:  (307) 856-3800

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

Issuer's revenues for fiscal year ended March 31, 2004 were $ 665,552.

The aggregate market value of the voting stock held by non-affiliates as of July 12, 2004 was $1,345,533.

The number of shares outstanding of the issuer's common stock as of July 12, 2004 was 897,022.

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

The Company had three full-time employees as of March 31, 2004.

Proposed Withdrawal From Reporting Under Securities and Exchange Act of 1934
----------------------------------------------------------------------------

During the past several years, the Company has incurred substantially increased time and expense to prepare reports under the Securities Exchange Act of 1934 ("1934 Act"). The requirements of the Sarbanes-Oxley Act of 2002 will further significantly increase the time and expense, particularly for accounting and legal fees.

Management has been evaluating the significant and continually increasing cost, compared to the benefit, if any, of remaining a public company including the costs of maintaining accounts for approximately 1,700 shareholders of record owning less than 110 shares. The Company is incurring substantial expenses to be a public company. However, there is no liquid public market for the Company's common shares and it is unlikely that liquidity for the Company's shares will develop. The Board has determined that the costs of remaining a public company are not justifiable, nor in the best interest of the Company and its shareholders. For this reason, we intend in the near future to call a shareholders meeting to vote on a reverse stock split and repurchase of fractional shares in order that the Company may cease to be a public company, reduce its record shareholders to less than 300, and permit numerous small shareholders to receive cash for all of their shares without having to pay brokerage commissions.

         If the reverse stock split and repurchase of fractional shares is approved and implemented, the Company intends to terminate the registration of the common stock under the Exchange Act pursuant to Section 12(g)(4) of the Exchange Act, and the Company's duty to file periodic reports with the SEC, such as quarterly and annual reports, will end.

Real Estate Operations
----------------------

Colorado Springs, Colorado. In October 1993, the Company entered into two limited partnership agreements to purchase approximately 90 contiguous acres of land in Colorado Springs, Colorado. The property surrounding the acreage is primarily retail development (restaurants, major grocery chains, gas stations, convenience stores and small retailers) to serve nearby residential developments. A summary of the Company's participation in each partnership is as follows:

     (1) The Company contributed $250,000 cash to the first partnership (Bishop Powers, Ltd.) which purchased approximately 55 acres of land (comprising separate 20 and 35 acre parcels) for commercial development. The Company, as general partner, has an 81% interest with the remaining 19% interest held equally by two individual limited partners who were the general partners in the second partnership (Z-H, Ltd., LLLP) discussed below. The Company was allocated 100% of the income and losses until it had been paid $600,000 plus interest thereon at 8% per annum (not to exceed $100,000) after which the income and losses are allocated 81% to the Company and 19% to the limited partners. The Company, as general partner, has exclusive management of the partnership. Any transfer of a limited partner's interest requires the written consent of the general partner. The Company, which commenced initial development of the 20 acre parcel in fiscal 1998, is continuing to develop the remaining acreage. Of the 35 acre parcel 5 acres have been developed into Creekside Center at Galley and 20 acres were contributed to Creekside Apartments, LLLP for the construction of the apartment complex and a public road. The Company intends to develop the remaining acreage for commercial pad sites at an approximate cost of $130,000.

     In October 1998, the Company entered into a limited partnership agreement (Creekside Apartments, LLLP) with an unrelated third party to develop and construct a 328 unit apartment complex (the "Project"). The Project was subject to the successful rezoning of the 18 acres of undeveloped real property owned by the Company and favorable Project financing. The rezoning process was completed and approved by the appropriate governmental authorities in February 2000. In November 2001 construction and permanent financing was obtained with a HUD 221
(d) 4 loan of $27,867,900 with a fixed rate of 6.85% and will cover the 24-month construction period as well as the 40-year permanent term. Construction began in December 2001 with completion in November 2003. The first units were available for occupancy in November 2002. The land was contributed to the partnership in conjunction with the non-recourse HUD loan closing at an agreed upon value of $1,600,000 for an initial 80% limited partnership interest. The unrelated third party contributed services at an agreed upon value of $400,000 for the remaining 20% limited partnership interest. This unrelated third party is also the general partner and earned a 20% partnership interest upon the successful lender pre-application conference. Any distributions from the partnership will be allocated to the partners as defined in the partnership agreement, which gives the limited partners a 10% return of investment preference before any distributions are made to the general partner. In addition, the limited partners may be required to loan the partnership up to $400,000. As of March 31, 2004, the Company had advanced funds of $215,000 to the partnership for costs associated with the development process.

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

Riverton, Wyoming. In October 1995, the Company acquired approximately 5 acres of undeveloped real estate located adjacent to a golf course in Riverton, Wyoming for $80,000 and expended approximately $154,000 for improvements (utilities, drainage, roadway, etc.) in developing a 15 lot subdivision. During fiscal year 1999, the Company replatted 12 of the remaining 14 lots into 10 lots to increase their size. In the current fiscal year, the Company sold 3 of the 11 lots available for sale for a gross profit of $5,000.

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

At March 31, 2004, the net carrying value of this interest was $170,028.

The royalty interest is in the Madden Unit (the "Unit") which produces natural gas from producing horizons between 5,500 and 24,000 feet. A gas processing plant in which the Partnership has no ownership interest treats the "sour gas" produced from the Madison formation (24,000 feet). The plant (Lost Cabin Gas Plant) is comprised of three trains with a total processing capacity of 310 mmcfd (million cubic feet per day) from seven completed Madison wells. The saleable plant products include methane and sulfur. Carbon dioxide, which is also removed from the sour gas, is being vented since there is no current market for such product. The Partnership's royalty interest is subject only to plant processing costs and severance and ad valorem taxes.

In June 2003, Burlington Resources Inc. shut down the Lost Cabin Gas Plant as a precautionary measure. At least one high pressure gas gathering line supplying gas to the plant kinked. Several days later partial production was restored and preliminary repair work had begun. The preliminary repair plan indicates the work will be completed during the second calendar quarter 2004, but wells will be brought on line as the repair work for each segment of the flowline is completed. The Company is currently receiving royalty from three of the producing wells.

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

Description of Property
-----------------------

The Company's principal properties consist of approximately 18 acres of developed and undeveloped real estate in Colorado and an office building, 8 lot subdivision and natural gas royalty interest in Wyoming. None of the properties are held subject to any encumbrance except for the office building, which is pledged as collateral on the note payable to a bank at March 31, 2004.

Real Estate Investment Policies

Although the Company has no formal policy as to the allocation of assets among its real estate investments, the Company has limited such investments to its present real estate holdings that were acquired primarily for capital gain and income. The Company has 22 percent of its assets invested in developed and undeveloped real estate and negative 10 percent in the apartment complex in Colorado Springs, Colorado, and an additional 5 percent of its assets in developed real estate in Riverton, Wyoming. The allocation of assets and investments may be changed without a vote of the Company's shareholders. At this time, there are no plans to change the ratio. The Company does not anticipate any major investments in real estate mortgages or securities of, or interests in, companies primarily engaged in real estate activities. The Company expects most financing and operating requirements will be met through working capital. There are no limitations on the number or amount of mortgages that may be placed on any one piece of property. There is no other material company policy with respect to real estate.

The Company's major real estate investment is the undeveloped real estate in Colorado Springs, Colorado. Several new retail development centers and residential areas north and east of the Company's property have been constructed or are in the planning stages. A Wal Mart Superstore is now open on the former Hitters Haven property and the 328 unit Creekside Apartments has been constructed adjacent to the unsold Creekside Center at Galley property. The Company's property which is zoned PBC-2 (Planned Business Center) and OC (Office Complex) allows most commercial and retail uses and the OC zoning permits office uses as well as destination restaurants.

Over the past several years the economy and the real estate market in Colorado Springs, Colorado have been in a decline. While the national economy is beginning to show some signs of strengthening, the Colorado Springs economy has yet to reflect any substantial improvement as it continues to work though the impact of over 9,000 layoffs since mid-2001 and the deployment of nearly 11,000 troops to Iraq from nearby Ft. Carson. The Company did not experience significant effects from this decline until 2003 when the Ft. Carson troops were deployed for an extended period. The troops at Ft. Carson are a significant part of the economy in the area surrounding the Company's property. These factors combined with historically low home mortgage rates have pushed apartment occupancies down causing rental rate discounting. Although the Colorado Springs economy is anticipated to begin to recover in 2004, the improvement will be slow. City of Colorado Springs 2004 Budget Report, Economic Overview and Outlook.

Bishop Powers currently owns approximately two acres of developed and 16 acres of undeveloped land that it is holding for future sale. Bishop Powers is actively attempting to sell the rest of its real property. However, due to the current state of the Colorado Springs economy, and the fact that many of the more favorable parcels have already been sold, the Company anticipates that the sale of any additional properties will require a substantial period of time. Any amounts ultimately realized by Bishop Powers on additional sales will be based upon market conditions at that time over which the Company does not have control. The Company also anticipates additional funding will be required to perform the on-site and off-site development work necessary to complete any sales, substantially reducing the marketability of this property as a whole.

The Company is developing a 16 acre parcel called "The Crossing at Palmer Park" and 11 acres called "Creekside Center at Galley".

Policy with Respect to Certain Activities

The following describes the policy or proposed policy with respect to each of the following types of activities:

     (a) To issue senior securities.

         The Company is authorized to issue 15,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, no par value per share. As of July 12, 2004 there were 897,022 shares of common stock outstanding, no class of preferred stock has been designated and there are no preferred shares outstanding. The Company has not, and does not intend at this time to issue any preferred stock or any senior securities.

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

         The Company's common stock is currently registered under Section 12(g) and the Company is filing annual, periodic and other reports pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"). If the Company's shareholders approve the proposed reverse stock split and repurchase of fractional shares in the going private transaction, the Company will no longer be required to, and will not, file reports under the 1934 Act. However, the Company will provide shareholders with year-end financial statements upon written request.

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

The western boundary of the remaining approximate 8 acres of developable real estate borders a drainage channel that will require certain improvements prior to platting any additional lots in this development. The Company estimated that the drainage channel improvement costs would be approximately $200,000. The Company has reviewed this estimate and believes costs could be 20% to 30% higher than originally estimated, which could increase costs to $260,000.

When the Company develops Phase III in The Crossing at Palmer Park Center, it will incur development costs for utilities, storm sewer, paving, and additional drainage channel improvements. The Company will not commence this development until it has closed on a Phase III lot sale to fund the estimated on-site and off-site development costs of approximately $486,000. The Company had originally estimated these costs at $374,000, but has since reviewed the costs and estimates they could be 20% to 30% higher.

On October 23, 2002, Bishop Powers, Ltd. signed a contract for the sale of a 50,000 square foot lot located in The Crossing north of Palmer Park off of Powers Boulevard in Colorado Springs, Colorado. The Company closed on this sale in May 2003 with net proceeds of $545,900 and a gross profit of $503,100. Since the majority of the development work for this lot had been completed with a lot sold earlier, only minimal additional development work was required.

The Company has no lot sales pending in The Crossing at Palmer Park Center.

Creekside Center at Galley

The Company's Concept Plan and Plat for Phase I of this development was approved by the appropriate governmental authorities in April 2000. Phase I consists of 4 lots totaling approximately 5 acres. In prior years, the Company closed on the sale of three of the four lots in Creekside Center at Galley for $1,376,112 of which $486,089 of the net proceeds were escrowed for off-site and on-site improvements. The Company received the remaining net proceeds of $721,208.

The Company has completed all of the site development work for Phase I off-site and on-site improvements consisting of grading, utilities, storm sewer, paving and curb and gutter with a cost of $695,000. All escrowed funds and financial assurances to the City have been released. In addition, a change order was signed for the costs of installing a 24" city water main to service Creekside Center. Reimbursement from the City has been applied for, although reimbursements are not guaranteed and are subject to Water Resources Department approval and available funds. Accordingly no amounts have been accrued in the accompanying financial statements. The Company is continuing to market the remaining lot in Phase I and the undeveloped 9 acre parcel. The Company has no sales pending for property in Creekside Center at Galley, but is exploring options other than direct sales.

Creekside Apartments

In October 1998, the Company entered into a limited partnership agreement with an unrelated third party (a major Colorado real estate management company) to develop and construct a 328 unit apartment complex (the "Project"). The Project was subject to the successful rezoning from PBC-2 to R-5 of the 18 acres of undeveloped real property owned by the Company and favorable Project financing. The rezoning process was completed and approved by the appropriate governmental authorities in February 2000. The cost of the Project was $28,500,000 of which $27,868,000 was financed by a non-recourse HUD 221 (d) 4 loan with a fixed rate of 6.85% which covered the 24-month construction period as well as the 40-year permanent term from the U. S. Department of Housing and Urban Development. There are no pre-payment provisions through 2009 and then yield maintenance through 2014. The loan, which will mature in 2043, has a current principle balance of $26,754.000. If all scheduled payments are made there will be no balance due at maturity. Construction began in December 2001 with completion in November of 2003. The Company has contributed the land to the partnership at an agreed upon value of $1,600,000 for an initial 80% limited partnership interest. The unrelated third party will contribute services with an agreed upon value of $400,000 for the remaining 20% limited partnership interest. This unrelated third party will also be the general partner. After limited partners have received a cumulative preferred return of 10% on their capital contributions, distributions to the partners will be 20% to the general partner and the remaining 80% to the limited partners. Any distributions from the partnership will be allocated to the partners as set forth in the partnership agreement.

Effective July 31, 2002, the General Partner of Bishop Powers, Ltd. elected to distribute the Company's 80% limited partnership interest in Creekside Apartments, LLLP to the partners of Bishop Powers, Ltd. Bishop Capital Corporation, the General Partner, received 81% of the 80% limited partnership interest, giving it a net interest in Creekside Apartments, LLLP of 64.8%. The Limited Partners of Bishop Powers, Ltd. received a net interest of 15.2% of



Creekside Apartments, LLLP. The loan advances of $215,000 plus interest made by Bishop Powers, Ltd. will remain payable to Bishop Powers, Ltd. The individual
Limited Partners will fund any additional loan advances required under the terms of the partnership agreement. The Company may have to loan Creekside Apartments, LLLP, an additional $259,200 for costs associated with operating and other partnership matters. The Company anticipates that the loan advances, if any, will be funded from working capital.

In December 2003 the partners agreed to assign a 1% partnership interest to the general contractor for the project in exchange for relief from construction cost overruns on Creekside Apartments. The agreement was effective January 1, 2003.
All the partners contributed proportionately to the 1% reducing the Company's partnership interest by .648% from 64.8% to 64.152%.

Creekside Apartments, LLLP, of which Bishop Capital is a 64.152% Limited
Partner, began leasing of completed apartments in November 2002. Rental rates range from $775 to $1195 per month for a 12 - 15 month lease. Tenants currently occupy 307 units of the 328 unit apartment complex located in Colorado Springs, Colorado. Not withstanding this high occupancy rate, Creekside had a net loss of $1,145,000 for the year ended December 31, 2003.

The following table shows lease expirations, as of May 31, 2004, for the next ten years, assuming none of the tenants exercises renewal options:

                 Number             Gross Leasable Area         Annualized Base Rent
  Expiration     of Leases          -------------------         --------------------
     Year        Expiring     Square Footage     % of Total     Amount     % of Total
-------------   ----------   ----------------   ------------ ------------ ------------
     2004            205         201,350           61.82      $2,354,700      62.72
     2005             91          91,440           28.08       1,053,780      28.07
     Model             1           1,280             .39             N/A        --
   Month to            8           6,915            2.12          81,780       2.18
     Month
     Vacant           23          24,715            7.59         264,132       7.03

     Totals          328         325,700          100.00      $3,754,392     100.00

The Partnership is using the MACRS depreciation method with a current depreciable cost basis in Creekside Apartments of $22,886,643. The depreciation will be taken as shown below:

         27.5 years                 $19,375,859
         15.0 years                   1,517,441
           7.0 years                     36,885
           5.0 years                  1,956,458

                                       12

Realty taxes are based on an assessment percentage applied to the market value of the property before taxes are calculated. The assessment percentage for residences is projected to be 7.96%. Based on the current mill levy of .07421 the annual taxes on the completed project are estimated to be $153,627.

Reserves
--------

Reserve information relating to the natural gas royalty interest owned is not included in this report because the information is not made available to royalty interest owners by Louisiana Land and Exploration Company, a wholly-owned subsidiary of Burlington Resources Inc., the operator of the properties. The Company's share of production from the royalty interest for the year ended March 31, 2004 was 75,500 mcf.

Legal Proceedings
-----------------

The Company is not a party to any pending legal proceedings involving a claim for damages which amount exceeds 10% of the current assets of the Company and its subsidiaries on a consolidated basis and no such proceedings are known to be contemplated.

Submission of Matters to a Vote of Security Holders
---------------------------------------------------

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 31, 2004.

Subsequent Events
-----------------

The Company had excess office space in its offices located at 716 College View Drive. Subsequent to March 31, 2004, the Company had an opportunity to lease all the remaining space in the building, including the space it occupied, on a long-term lease. The Company determined this would enhance the value of the building and leased smaller offices at 222 N. Broadway, Riverton, Wyoming.

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


          Quarter Ended                 High Bid                   Low Bid
          -------------                 --------                   -------

            3/31/02                       1.15                       .55
            6/30/02                       1.25                       .55
            9/30/02                       1.25                       .55
           12/31/02                        .60                       .55

            3/31/03                       1.01                       .55
            6/30/03                        .75                       .55
            9/30/03                        .65                       .20
           12/31/03                        .70                       .20

            3/31/04                       1.70                       .70

As of July 12, 2004, there were approximately 1,800 holders of record of the Company's common stock (which number does not include shareholders whose shares are held of record by brokerage firms).

Dividends

The Company has never paid dividends on its common stock. The Company does not intend to pay cash dividends in the foreseeable future. Payment of cash dividends, if any, in the future, will be determined by the Company's Board of Directors in light of the Company's earnings, financial condition and other relevant considerations. There are no restrictions on the Company's present or future ability to pay dividends.

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

Critical accounting policies and significant estimates

The Company's accounting policies are discussed within the notes to the financial statements within this Form 10-KSB.

The preparation of financial statements involves significant estimates, which could change as additional and new information becomes available. Such changes can have a material impact on the Company's financial reporting. Significant estimates are described below:

Future obligations to Creekside Apartments investments

The Company has recorded losses in Creekside Apartments under the equity method as described in the notes to the financial statements within this Form 10-KSB. The Company has committed to advance to the partnership an additional $259,200. At this time the Company does not anticipate making advances in excess of this amount. The general partner in Creekside has indicated that the Company may be required to advance up to an additional $1,950,000 to preserve its current partnership interest percentage. The Company currently does not intend to make any such advances. As of March 31, 2004, the Company has not recorded approximately $299,100 of additional losses attributable to its ownership interest. To the extent the Company commits to advance to the Creekside partnership in excess of the $259,200 currently committed amount, the balance of the losses and additional losses will most likely be recorded. To reduce future capital requests, the Company may sell a portion or all of its investment interest. Such sale would impact the ultimate return realized by the Company on this investment.

Realization of investment in property

The Company periodically evaluates its real estate holdings for impairment. Such properties are held for re-sale and are impacted by market conditions beyond the Company's control. Currently the Company believes its properties will be fully recovered and no impairment for loss is required.

Income taxes

The Company has net operating loss tax carry forwards, which future realization is dependent upon generating future taxable income. The tax asset resulting from these loss carry forwards have been substantially offset by a valuation allowance. If the Company achieves profitability over a reasonable period, such valuation allowance will be reversed.

Results of Operations

The Company had a net loss of $26,700 for the fiscal year ended March 31, 2004 compared to net loss of $408,400 for fiscal 2003. The increase is primarily attributable to an increase in real estate sales, gas royalties and realized and unrealized gain on marketable securities offset by an increase in minority interests in earnings and a decrease in equity in partnership losses.

Fiscal 2004 Compared to Fiscal 2003

The Company had 1 commercial and 3 residential lot sales in fiscal 2004. In fiscal 2003, there were no real estate sales. Gross profit of $508,000 on real estate sold in fiscal 2004 resulted primarily from the revenue recognized on the Bishop Powers sale of the commercial lot.

General and administrative expenses decreased $5,800 or 1% in fiscal 2004 due primarily to decreases of $54,100 in personnel expense and $7,300 in payroll, offset by an increase in legal fees of $28,700, employee benefits of $16,200, and accounting costs of $12,100.

Depreciation and amortization increased $7,800 or 35% in fiscal 2004 due to the purchase of additional depreciable assets.

Gas royalties, net of amortization, increased $173,200 in fiscal 2004 compared to fiscal 2003 primarily due to increases in gas prices. Natural gas production decreased 11% (75,500 mcf in 2004 compared to 84,500 mcf in 2003) and the average sales price of natural gas increased over 2003 ($ 4.41 per mcf in 2004 compared to $2.31. per mcf in 2003). Gas processing costs and production taxes decreased 31% ($44,600 in 2004 compared to $64,800 in 2003) primarily due to the operator's recoupment of prior years' taxes in 2003.

Interest income decreased $8,800 or 17% in fiscal 2004 from fiscal 2003 primarily due to portfolio changes in interest bearing investments at the end of the prior fiscal year.

Rental income increased $500 or 2% in fiscal 2004 from fiscal 2003 primarily due to annual lease increases.

The net gain on sale of marketable securities of $53,900 in fiscal 2004 is primarily due to the sale of securities above cost.

The net unrealized gain on marketable securities of $202,100 in fiscal 2004 represents the net change in the market value of the trading securities portfolio from March 31, 2003.

Equity in limited partnership income reflects a loss of $498,200 in fiscal 2004 due to losses on the apartment complex mainly from depreciation and mortgage interest accruals.

Interest expense decreased $9,500 in fiscal 2004 compared to fiscal 2003 primarily due to repayments of the bank note, as well as, refinancing at a lower rate.

The minority interest in income of partnerships of $144,400 represents Bridger Creek Partnership's limited partner's 20% share of net gas royalty income computed on a fiscal year basis and the limited partners of Bishop Powers, Ltd. 19% interest in the Colorado Springs, Colorado property under development.

Financial Condition

At March 31, 2004, the Company had working capital of $1,078,290.

The following summary table reflects comparative cash flows for the Company for the years ended March 31, 2004 and 2003:

                                                       Years Ended
                                                        March 31,
                                                -----------------------
                                                   2003          2004
           Net cash provided by (used in):      ---------     ---------
                  Operating activities          $  74,700     $(742,300)
                  Investing activities            211,000       743,200
                  Financing activities           (242,600)      (34,100)

Net cash provided by operating activities in fiscal year 2004 is primarily attributable to a reduction of $459,200 in equity in limited partnerships income, a decrease of $144,400 in minority interests and an decrease in land under development of $58,500, offset by an increase in marketable securities of $338,800, an unrealized gain on marketable securities of $202,100, realized gain of $53,900 on marketable securities and a reduction in payable to broker of $86,400. By comparison, in fiscal year 2003, net cash used in operating activities primarily resulted from an increase in marketable securities of $453,300, a $52,000 increase in land under development, offset by an $84,600 loss on sale of marketable securities and issuance of $60,000 of common stock as employee compensation.

Net cash provided by investing activities in fiscal 2004 resulted primarily from marketable security sales proceeds of $257,200 and collection on notes receivable of $2,800 offset by fixed asset purchases of $48,200. In fiscal 2003, net cash provided by investing activities resulted primarily from a distribution from a limited partnership of $379,100, the proceeds from sales of marketable securities of $420,000 and collections on notes receivable of $52,700 offset by advances on notes receivable of $50,000 and investment in a limited liability company of $50,000.

Net cash used in financing activities in fiscal 2004 resulted primarily from repayment of borrowings of $314,000 and distributions to minority partners of $143,500 offset by advances on notes payable of $214,900. Net cash used in financing activities in fiscal 2003 resulted from distributions to minority partners of $21,900 and repayment of borrowings of $12,300.

The Company's material commitments for capital expenditures in the next twelve months will be in conjunction with the undeveloped acreage in Colorado Springs, Colorado relating to (i) the Phase III development of "The Crossing at Palmer Park" on the remaining 9 acres (ii) the "Creekside Apartments" consisting of 328 units on 18 acres (iii) the Phase II development of "Creekside Center at Galley" on 9 acres (iv) the proposed purchase of fractional shares.

When the Company plats the next Phase III lot of "The Crossing at Palmer Park," it will incur development costs for additional drainage channel improvements. The Company anticipates that the estimated costs of $260,000 for these improvements will be funded by cash proceeds from lot sales.

In connection with the apartment complex, the Company may be required to loan Creekside Apartments, LLLP, under terms of the partnership agreement, up to an additional $259,200 for costs associated with operating and partnership matters. The Company anticipates that the loan advances, will be funded from either working capital or cash proceeds from lot sales.

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

The Company estimates that approximately $85,000 will be paid to shareholders out of working capital to repurchase fractional shares if the proposed going private transaction is approved.

The Company believes that existing working capital will be sufficient to fund the Company's operations, exclusive of real estate development expenditures, during the next fiscal year. Real estate development expenditures will be funded by proceeds from retail lot sale closings.

Controls and Procedures
-----------------------

The management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.

During the preparation and review of the Company 10-QSB for the period ending December 31, 2003, the Company discovered that the financial reports being provided by the General Partner of Creekside Apartments did not include certain depreciation expenses and interest expenses related to the operations of the apartment complex. Accounting Principals Generally Accepted in the United States of America require inclusion of these amounts in the determination of net income or net loss. Although there was some activity prior to April 1, 2003, substantive operations at Creekside Apartments did not commence until that date. Based on the information reviewed, the interim financial statements for the Periods ending June 30, 2003 and September 30, 2003 were restated to reflect the depreciation and interest expenses. No controls were in place prior to the preparation of the Company interim financial statement ending December 31, 2003 to detect or prevent this error, therefore the officers of the Company considered this a significant deficiency. As a result in the quarter ending December 31, 2003 the Company revised its internal controls to include a detailed review of the financial information received from the General Partner by its Chief Financial Officer to ensure that all such expenses are properly included. Additionally the Company modified its internal controls to require confirmation from the General Partner that the financial information provided by them is prepared in accordance with Accounting Principals Generally Accepted in the United States of America, and also modified its controls to require that the Chief Financial Officer consult with an external CPA (other than the Company Auditors) when new developments are completed and become operating in the future on any issues associated with the financial reports provided by any such entity. The Company believes that these revisions to its internal controls remediate the significant deficiency in its internal controls.

After the remediation completed in the quarter ending December 31, 2003 as discussed above, the Chief Executive Officer and Chief Financial Officer re-completed their assessment and based on the result of that assessment have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner, and such information is accumulated and provided to the Company's management to allow for timely decisions regarding disclosure.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than the remediation as discussed above.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

Bishop Capital is exposed to the impact of interest rate changes and change in the market values of its investments. Based on our market risk sensitive instruments outstanding as of March 31, 2004, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Impact of Inflation
-------------------

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

Changes in and Disagreements with Accountants on Accounting and Financial
-------------------------------------------------------------------------
Disclosure
----------

None.

                                    PART III



Directors and Executive Officers
--------------------------------

Identification of Directors and Executive Officers

          Name                    Age              Office
          ----                    ---              ------

Robert E. Thrailkill              72      Chairman of the Board, President
                                          and Chief Executive Officer

Sherry L. Moore                   55      Secretary, Director and Chief
                                          Financial Officer

Robert J. Thrailkill              45      Director

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

Code of Ethics
--------------

The Company does not have a written formal code of ethics at this time.



Executive Compensation
----------------------

Summary Compensation Table

The following table sets forth the compensation received by the Chief Executive
Officer for the years ended March 31, 2004, 2003 and 2002. No other executive officer had total annual salary and bonus exceeding $100,000 for the year ended
March 31, 2004.



                                                                                Long Term
     Name                                        Annual Compensation            Compensation Awards
     and                                 -------------------------------      ----------------------
   Principal
   Restricted                                              Other Annual       Restricted       Options
    Position                Year        Salary     Bonus   Compensation       Stock Award ($)  SARS(#)
    --------               ------       ------     -----   ------------       ---------------  -------
Robert E. Thrailkill        2004       $131,800    $ --    $  --   (3)         $    --           --
President, Chief            2003        145,000      --     29,000 (2)              --           --
Executive Officer           2002        145,000      --     13,400 (1)              --           --
and Director

--------------

     (1) Consists of 20,000 restricted shares issued as additional compensation with a fair market value of $.67 per share.

     (2) Consists of two issues of 20,000 restricted shares each as additional compensation with a fair market value of $1.00 and $.45 per share respectively.

     (3) Mr. Thrailkill hired an administrative assistant and not wanting to place any additional financial burden on the Company, reduced his salary to offset the cost.

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

                                       23

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

Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------

Security Ownership of Certain Beneficial Owners

The following table shows, as of July 12, 2004 those persons known by the Company to be the beneficial owners of more than 5% of the Company's common stock:
                                                         Amount
                                                       and Nature
                             Name and Address         of Beneficial     Percent
      Title of Class         of Beneficial Owner       Ownership       Of Class

       Common Stock          Robert E. Thrailkill       271,470          30.2%
                             222 N. Broadway
                             Avenue, Suite A
                             Riverton, WY 82501

       Common Stock          Robert E. Robotti           51,416(1)       5.7%(1)
                             52 Vanderbuilt Avenue
                             New York, NY  10017

       Common Stock          Ravenswood                  47,716(1)       5.3%(1)
                             Investment
                             Company, L.P.
                             52 Vanderbuilt Avenue
                             New York, NY  10017

(1) According to a Schedule 13D filed with the SEC on July 6, 2004, Robert E. Robotti ("Robotti") beneficially owns 51,416 shares of the Company's common stock of which: 47,716 shares are owned by Ravenswood Investment Company, L.P., a New York limited partnership ("RIC"); 3,500 shares are owned by Robotti & Company, LLC, a New York limited liability company; and 200 shares are owned by Robotti & Company Incorporated, a New York corporation. Ravenswood Management Company, L.L.C. ("RMC"), serves as the general partner of RIC. Robotti and Kennith R. Wasiak are the managing members of RMC.

The following table shows, as of July 12, 2004, management's ownership of the Company's common stock:
                                                      Amount
                                                    and Nature
                    Name and Address             of Beneficial          Percent
Title of Class      of Beneficial Owner             Ownership           of Class
------------        ----------------------      -----------------       --------
Common Stock        Robert E. Thrailkill             271,470              30.2%
                    222 N. Broadway
                    Riverton, WY 82501

Common Stock        Robert J. Thrailkill              38,438               4.3%
                    222 N. Broadway
                    Riverton, WY 82501

Common Stock        Sherry L. Moore                   25,694               2.9%
                    222 N. Broadway
                    Riverton, WY  82501

Common Stock        All officers and directors
                    as a group (three persons)       335,602              37.4%


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

10.9 Agreement of Bridger Creek Partnership dated December 31, 1990 between Bishop Capital Corporation (successor to interest of Metro Capital Corporation) and Mr. and Mrs. William N. Spratt. (2)

10.13 Creekside Apartments, LLLP, a Colorado limited liability limited partnership dated October 28, 1999 between Wood Avenue Investment Co., LLC, a Colorado limited liability company, as General Partner, Bishop Powers, Ltd., a Colorado limited partnership, as Limited Partner and Wood Avenue Investment Co., LLC, as Limited Partner. (3)

10.14 Option Agreement dated October 28, 1999 between Bishop Powers, Ltd., a Colorado limited partnership and Creekside Apartments, LLLP, a Colorado limited liability limited partnership. (3)

10.15 Agreement for Sale and Purchase of Real Property dated June 15, 1999 between Z-H, Ltd., a Colorado limited partnership and Centrefund Development (Colorado) Corp. (4)

10.16 Agreement for the Purchase and Sale of Commercial Real Estate dated September 14, 1999 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and Dillon Real Estate Co., Inc., a Kansas corporation. (4)

10.17 Agreement for the Purchase and Sale of Commercial Real Estate dated October 15, 1999 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and JH Foods Ltd., a Colorado limited partnership. (4)

10.18 Employment Termination and Settlement Agreement dated August 9, 1999 between Bishop Capital Corporation, a Wyoming corporation and Robert J. Thrailkill. (5)

10.19 Agreement for the Purchase and Sale of Commercial Real Estate dated May 18, 2000 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and AutoZone, Inc., a Nevada corporation.
(5)

10.20 Agreement for the Purchase and Sale of Commercial Real Estate dated September 12, 2000 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and Waffle House. (6)

10.21 Agreement for the Conveyance of Easement between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation, as General Partner and the City of Colorado Springs, Colorado, a Home Rule City and Municipal Corporation on behalf of its enterprise, Colorado Springs Utilities dated September 29, 2000. (6)

10.22 Agreement for the Purchase and Sale of Commercial Real Estate dated October 23, 2002 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and Kim Hopfenspirger and Rhonda Hopfenspirger. (7)

10.23 Option Agreement dated April 7, 2003 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and Kim Hopfenspirger and Rhonda Hopfenspirger. (7)

21 Subsidiaries of the Registrant (2)

31.1 Certification Statement of Robert E. Thrailkill, Chairman of the Board, Chief Executive Officer and President of Bishop Capital Corporation, pursuant to
Section 302 of the Sarbanes - Oxley Act of 2002, 18 U.S.C.
7241

31.2 Certification Statement of Sherry L. Moore, Chief Financial Officer, Principal Accounting Officer and Secretary of Bishop Capital Corporation, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. 7241

32.1 Certification Statement of Robert E. Thrailkill, Chairman of the Board, Chief Executive Officer and President of Bishop Capital Corporation, pursuant to
Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C.
1350

32.2 Certification Statement of Sherry L. Moore, Chief Financial Officer, Principal Accounting Officer and Secretary of Bishop Capital Corporation, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. 1350

-------------------------

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

     (5) Incorporated by reference to exhibits filed with Registrant's annual report on Form 10-KSB for the year ended March 31, 2000.

     (6) Incorporated by reference to exhibits filed with Registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 2000.

     (7) Incorporated by reference to exhibits filed with Registrant's annual report on Form 10-KSB for the year ended March 31, 2003.

Reports on Form 8-K

None

Principal Accountant Fees and Services
--------------------------------------

Audit Fees

The aggregate fees billed by Hein & Associates LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-K's or services that are normally provided in connection with statutory and regulatory filings were $33,077 for fiscal year 2004 and $32,100 for fiscal year 2003.

Audit-Related Fees

The Company did not have any audit-related fees in the last two fiscal years that were not reported under audit fees.

Tax Fees

The aggregate fees billed by Hein & Associates LLP for professional services rendered for the preparation of tax returns were $14,650 for fiscal year 2004 and $15,625 for fiscal year 2003.

All Other Fees

The aggregate fees billed by Hein & Associates LLP for professional services rendered for proxy and going private review were $22,808 for fiscal year 2004 and $9,643 for fiscal year 2003.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BISHOP CAPITAL CORPORATION
                                            (Registrant)


Date: July 14, 2004                         By:  /s/  Robert E. Thrailkill
                                               --------------------------------
                                                      Robert E. Thrailkill
                                                      Chairman of the Board,
                                                      President and
                                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date: July 14, 2004                         /s/  Sherry L. Moore
                                            -----------------------------------
                                                 Sherry L. Moore
                                                 Director, Secretary, Chief
                                                 Financial Officer and Principal
                                                 Accounting Officer

Date: July 14, 2004                         /s/  Robert J. Thrailkill
                                            -----------------------------------
                                                 Robert J. Thrailkill
                                                 Director

                           Bishop Capital Corporation
                                and Subsidiaries

                        Consolidated Financial Statements
                             March 31, 2004 and 2003

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Balance Sheet - March 31, 2004..................................F-3

Consolidated Statements of Operations - For the Years Ended
          March 31, 2004 and 2003............................................F-4

Consolidated Statements of Changes in Stockholders' Equity -
          For the Years Ended March 31, 2004 and 2003........................F-5

Consolidated Statements of Cash Flows - For the Years Ended
          March 31, 2004 and 2003............................................F-6

Notes to Consolidated Financial Statements...................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Bishop Capital Corporation
Riverton, Wyoming


We have audited the accompanying consolidated balance sheet of Bishop Capital Corporation and subsidiaries as of March 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bishop Capital Corporation and subsidiaries as of March 31, 2004, and the results of their operations and their cash flows for the years ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.




/s/  HEIN & ASSOCIATES LLP
-----------------------------
     HEIN & ASSOCIATES LLP
     Denver, Colorado
     May 27, 2004



                             BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET
                                           MARCH 31, 2004

                                               ASSETS
                                               ------

CURRENT ASSETS:
    Cash and equivalents                                                                $   106,684
    Marketable securities                                                                 1,436,415
    Receivables:
         Gas royalties                                                                       52,808
         Interest and other                                                                  13,753
    Prepaid expenses and other                                                                7,686
                                                                                        -----------
             Total current assets                                                         1,617,346
                                                                                        -----------
PROPERTY AND EQUIPMENT:
    Building                                                                                245,770
    Furniture and fixtures                                                                   75,309
    Vehicles and equipment                                                                   94,226
                                                                                        -----------
                                                                                            415,305
             Less accumulated depreciation                                                 (209,926)
                                                                                        -----------
             Net property and equipment                                                     205,379
                                                                                        -----------

OTHER ASSETS:
    Land under development                                                                  668,939
    Investment in and advances to limited partnerships                                       49,800
    Gas royalty interest, net of accumulated amortization of $897,023                       170,028
    Other assets, net                                                                         3,974
                                                                                        -----------
             Total other assets                                                             892,741
                                                                                        -----------
TOTAL ASSETS                                                                            $ 2,715,466
                                                                                        ===========
                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                               $    91,529
    Current maturities of long-term debt                                                    186,919
    Payable to broker                                                                         1,408
    Obligation to Limited Partner                                                           259,200
                                                                                        -----------
             Total current liabilities                                                      539,056
                                                                                        -----------
COMMITMENTS (Notes 6 and 10)

MINORITY INTEREST                                                                            55,610

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value; 5,000,000 shares authorized, no shares issued               --
    Common stock, $.01 par value; 15,000,000 shares authorized; 897,022 shares issued         8,971
    Capital in excess of par value                                                        2,191,402
    Retained earnings (accumulated deficit)                                                 (79,573)
                                                                                        -----------
             Total stockholders' equity                                                   2,120,800
                                                                                        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 2,715,466
                                                                                        ===========

                 See accompanying notes to these consolidated financial statements.

                                                F-3



                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     FOR THE YEARS ENDED
                                                                          MARCH 31,
                                                                    ----------------------
                                                                      2004         2003
                                                                    ---------    ---------
REAL ESTATE SALES                                                   $ 665,552    $    --
COST OF REAL ESTATE SALES                                             157,503         --
                                                                    ---------    ---------
GROSS PROFIT ON REAL ESTATE SOLD                                      508,049         --
                                                                    ---------    ---------

COSTS AND EXPENSES:
    General and administrative                                        449,165      454,942
    Depreciation and amortization                                      29,996       22,190
                                                                    ---------    ---------
                                                                      479,161      477,132
                                                                    ---------    ---------

INCOME (LOSS) FROM OPERATIONS                                          28,888     (477,132)

OTHER INCOME (EXPENSE):
    Gas royalties, net of amortization of $13,344                     281,777      108,616
    Interest income                                                    42,153       50,908
    Dividend income                                                    22,197       22,522
    Rental income                                                      28,219       27,707
    Net gain (loss) on sale of marketable securities                   53,875      (84,598)
    Net unrealized gain on marketable securities                      202,149       11,592
    Equity in limited partnership income (loss)                      (498,177)     (28,985)
    Interest income (expense)                                         (17,429)     (26,907)
                                                                    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES                                     143,652     (396,277)

Income tax provision:
    Deferred                                                          (26,000)        --
                                                                    ---------    ---------
                                                                      117,652     (396,277)

MINORITY INTEREST IN INCOME OF PARTNERSHIP                           (144,351)     (12,110)
                                                                    ---------    ---------

NET LOSS                                                            $ (26,699)   $(408,387)
                                                                    =========    =========

EARNINGS (LOSS) PER SHARE (BASIC AND DILUTED)                       $    (.03)   $    (.47)
                                                                    =========    =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (BASIC AND DILUTED)     897,022      871,809
                                                                    =========    =========


             See accompanying notes to these consolidated financial statements.

                                            F-4



                                            BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                            FOR THE YEARS ENDED MARCH 31, 2004 AND 2003




                                     COMMON STOCK                TREASURY STOCK
                             --------------------------    --------------------------                    RETAINED
                                                                                         CAPITAL IN      EARNINGS
                              NUMBER OF                      NUMBER OF                   EXCESS OF      ACCUMULATED
                               SHARES         AMOUNT          SHARES        AMOUNT       PAR VALUE      (DEFICIT)         TOTAL
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------
BALANCES, April 1, 2002          948,355    $     9,484       (111,333)   $  (159,710)   $ 2,290,599    $   355,513    $ 2,495,886

  Treasury stock cancelled      (111,333)        (1,113)       111,333        159,710       (158,597)          --             --
  Stock bonus                     60,000            600           --             --           59,400           --           60,000
  Net loss                          --             --             --             --             --         (408,387)      (408,387)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------

BALANCES, March 31, 2003         897,022          8,971           --             --        2,191,402        (52,874)     2,147,499

  Net loss                          --             --             --             --             --          (26,699)       (26,699)
                             -----------    -----------    -----------    -----------    -----------    -----------    -----------

BALANCES, March 31, 2004         897,022    $     8,971           --      $      --      $ 2,191,402    $   (79,573)   $ 2,120,800
                             ===========    ===========    ===========    ===========    ===========    ===========    ===========


                               See accompanying notes to these consolidated financial statements.

                                                               F-5



                               BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  FOR THE YEARS ENDED
                                                                                       MARCH 31,
                                                                                ----------------------
                                                                                  2004         2003
                                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                          $ (26,699)   $(408,387)
     Adjustments to reconcile net income (loss) to net cash provided by (used
         in) operating activities:
             Minority interest                                                    144,351       12,110
             Depreciation and amortization                                         29,996       22,190
             Common stock issued to employees for compensation                       --         60,000
             Equity in limited partnership loss                                   498,177       40,512
             Net gain (loss) on sale of marketable securities                     (53,875)      80,469
             Net change in unrealized gain on marketable securities              (202,149)     (19,043)
             Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Restricted cash                                                --         10,450
                      Marketable securities                                      (338,849)    (449,207)
                      Gas royalties receivable                                      1,117      (16,083)
                      Deferred taxes                                               26,000         --
                      Interest and other receivables                              (10,324)     (16,184)
                      Prepaid expenses and other                                   23,410      (12,490)
                      Land under development                                       58,523      (52,002)
                      Gas royalty interest                                         13,344       13,344
                 Increase (decrease) in:
                      Accounts payable and accrued expenses                        (1,869)      29,244
                      Payable to broker                                           (86,428)     (37,175)
                                                                                ---------    ---------
             Net cash provided by (used in) operating activities                   74,725     (742,252)
                                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Funds advanced under notes receivable                                           --        (50,000)
     Proceeds from sales of marketable securities                                 257,226      420,020
     Proceeds from collection of notes receivable                                   2,777       52,686
     Purchase of property and equipment                                           (48,176)      (9,095)
     Distribution from limited partnership                                           --        379,148
     Investment in limited partnership                                               --        (50,000)
     Other                                                                           (780)         475
                                                                                ---------    ---------
             Net cash provided by investing activities                            211,047      743,234
                                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to minority limited partners                                  (143,487)     (21,886)
     Proceeds from borrowings                                                     214,919         --
     Principal payments on borrowings                                            (314,031)     (12,229)
                                                                                ---------    ---------
             Net cash used in financing activities                               (242,599)     (34,115)
                                                                                ---------    ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                    43,173      (33,133)
CASH AND EQUIVALENTS, beginning of year                                            63,511       96,644
                                                                                ---------    ---------
CASH AND EQUIVALENTS, end of year                                               $ 106,684    $  63,511
                                                                                =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                     $  17,429    $  26,907
                                                                                =========    =========
     Cash paid for taxes                                                        $    --      $  14,500
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

     Stock-Based Compensation - The Company accounts for stock-based compensation issued to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company accounts for stock-based compensation to non-employees under the fair value method. The Company has never issued any stock options, warrants or similar instruments. Compensation cost for stock options granted to employees will be measured as the excess, if any, of the quoted market price of the Company's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

     Because the Company has not issued any stock options, warrants or similar instruments, its Pro Forma net income (loss) is the same as its reported net income (loss) for all periods presented.

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

     The Company's financial statements are based on a number of significant estimates, including the amortization period for the gas royalty interest, realizability of the carrying value of land under development and the limited partnership investments discussed in Notes 5 and 9. The Company's estimates are expected to change as additional information becomes available.



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

     Recent Accounting Pronouncements - In May 2003, the FASB issued Statement
     No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("FAS 150"). FAS 150 requires that three classes of freestanding financial statements that embody obligations for entities be classified as liabilities. Generally, FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a material impact on its financial position or results of operations.

3.   MARKETABLE SECURITIES:
     ---------------------

     The cost and estimated fair market value of trading securities at March 31, 2004, are as follows:

                                                                 Fair           Net
                                                                 Market      Unrealized
                                                  Cost           Value       Gain (Loss)
                                              -----------     -----------    -----------
          Fixed income                        $   125,560     $   129,917    $     4,357
          Redeemable preferred securities         453,829         493,603         39,774
          Equity securities                       635,881         812,895        177,014
                                              -----------     -----------    -----------

                                              $ 1,215,270     $ 1,436,415    $   221,145
                                              ===========     ===========    ===========


4.   GAS ROYALTY INTEREST:
     --------------------

     In December 1990, the Company purchased a royalty interest in certain gas properties located in Wyoming for approximately $1,067,000. At March 31, 2004, the net carrying value of this interest amounts to $170,028. Revenues related to this royalty interest are affected by local gas processing and marketing arrangements. Reserve disclosures related to the gas royalty interest are not presented because the information is unavailable from the operator of the properties.

     In connection with the purchase, the Company formed a tax partnership
     (Bridger Creek Partnership), which allocates to the Company, as general partner, the first $40,000 of annual cash flow from the partnership and 80% of annual cash flow in excess of $40,000. After the Company receives cumulative cash flow of $1,050,000 plus interest at prime adjusted semi-annually, the Company will be entitled to 60% of the annual cash flow of the partnership. For the year ended March 31, 2004, general partner and limited partner distributions were $250,749 and $44,687; respectively.

                                      F-9

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   LAND DEVELOPMENT PARTNERSHIPS:
     -----------------------------

     General Partnership Interest - In October 1993, the Company became the general partner of a limited partnership to develop or sell 55 acres of undeveloped real estate. The Company contributed $250,000 cash for its 81% general partnership interest. The remaining 19% interest is held by the limited partners who are the general partners in the partnership described below. The Company was allocated 100% of the income and losses until it had been paid $700,000, after which the allocation is apportioned according to ownership interests. At March 31, 2004, general partner and limited partner distributions were allocated as $421,200 and $98,800; respectively. As of March 31, 2004, the Partnership's activities were focused on the sale of the remaining commercial and residential lots. During the year ended March 31, 2004, the Company closed on the sale of one pad site, which had been under contract and sold three residential lots.

     In connection with the real estate sales, the Company used the percentage-of-completion method to determine the amount of gross profit to be recognized for the years ended March 31, 2004 and 2003, as follows:

                                                           2004          2003
                                                        ----------    ----------

          Sales of real estate                          $  665,552    $     -
          Less cost of real estate sold                   (157,503)         -
                                                        ----------    ----------


               Gross profit on sales of real estate     $  508,049    $     -
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



                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.   BENEFIT PLAN:
     ------------

     Pension Plan - The Company has a simplified employee pension plan (the
     "Plan").

     The Company, at its discretion, may make contributions to the Plan up to 25% of the employee's annual compensation not to exceed $40,000. The
     Company made contributions of $19,340 and $0 in the 2004 and 2003 fiscal years, respectively.


7.   LONG-TERM DEBT:

     In July 2003, the Company obtained a $250,000 line-of-credit which is collateralized by the Company's building. Interest (at 5.25% per annum) payments are due monthly and the line-of-credit matures in August 2004. As of March 31, 2004, the line-of-credit had an outstanding balance of $101,918.

     In December 2001, the Company entered into a note agreement for $85,000, which is uncollateralized. Interest (at 6.25% per annum) payments are due monthly and the principal, plus any unpaid interest, are due upon notification of either party. As of March 31, 2004, this note had an outstanding balance of $85,000.

8.   INCOME TAXES:

     Income tax expense differs from the amounts computed using the statutory rate of 34% as follows:

                                                                    Years Ended March 31,
                                                                   ----------------------
                                                                     2004         2003
                                                                   ---------    ---------

          Computed tax expense at the expected statutory rate      $  29,000    $(146,000)
          Partnership basis differences and percentage depletion      20,000      146,000
          Increase in valuation allowance                            (23,000)        --
                                                                   ---------    ---------

                  Income tax expense                               $  26,000    $    --
                                                                   =========    =========

                                           F-11

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of March 31, 2004, are presented below:

          Deferred tax assets:
                  Charitable contribution carryforward                $  72,000
                  Depletion carryforward                                 42,000
                  Net operating loss carryforwards                      165,000
                  Depreciation differences                                3,000
                  Valuation allowance                                   (75,000)
                                                                      ---------
                         Total deferred tax assets                      207,000

          Deferred tax liabilities:
                  Tax Partnership activity                             (123,000)
                  Net unrealized gain on marketable securities          (84,000)
                                                                      ---------
                         Total deferred tax liabilities                (207,000)
                                                                      ---------

                         Net deferred tax asset                       $    -
                                                                      =========


9.   INVESTMENTS IN CREEKSIDE PARTNERSHIP:
     ------------------------------------

     In October 1998, the Company entered into a limited partnership agreement with an unrelated third party to develop and construct a 328 unit apartment complex (the "Project"). The Company contributed $4,000 towards the project during the year ended March 31, 1999. The estimated cost for the Project is $28,500,000 of which $27,300,000 was financed by a non-recourse loan from the U.S. Department of Housing and Urban Development. The Company was required to contribute the land valued at $1,600,000 (costing approximately $58,800) for an 80% limited partner interest. The unrelated third party is required to contribute $400,000 of services for the remaining 20% limited partner interest and is the general partner. In addition, the limited partners may be required to loan the partnership up to $400,000 each. No loans were advanced to the partnership in the year ended March 31, 2004. The Company and the other limited partner have loaned, in prior years, a total of $215,000 each to the Partnership for costs associated with land development expenses.

     The Company accounts for its investment in the Project under the equity method. The Company has recorded its proportionate share of losses of the partnership and has reduced its basis in the partnership to a negative $259,200, which represents its remaining funding obligation.

     The Company's proportionate share of losses has not been recorded because they are in excess of the Company's obligations. The amount not recorded totaled approximately $395,000 at March 31, 2004.



                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The financial position of the Project, and the results of the Project's operations for the year ending December 31, 2003, are summarized as follows
     (unaudited):

          Current assets                                                $    265,000
          Fixed assets                                                    26,503,000
                                                                        ------------
                  Total assets                                            26,768,000
                                                                        ============

          Current liability                                                  147,000
          Long-term liability                                             26,280,000
          Partners' capital                                                  341,000
                                                                        ------------
          Total liabilities and partners' capital                       $ 26,768,000
                                                                        ============

          Loss from operations                                          $    266,000
          Net loss                                                      $  1,145,000
          Bishop Capital equity in losses from Limited Partnership      $    498,177



10.  COMMITMENTS:
     -----------

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

11.  FINANCIAL INSTRUMENTS:
     ---------------------

     SFAS No. 107 requires the Company to disclose the fair value of certain financial instruments in its financial statements. Accordingly, at March
     31, 2004, management's best estimate is that the carrying amount of cash and equivalents, notes and other receivables, accounts payable, notes payable, accrued expenses, and payable to broker, approximates fair value due to the short maturity of these instruments or the interest rate approximates the Company's effective borrowing rate.

12.  RELATED PARTY TRANSACTIONS:

     The Company made income distributions totaling $143,487 and $10,358 to limited partners during the years ended March 31, 2004 and 2003, respectively.

                                      F-13

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.  STOCK-BASED COMPENSATION:
     ------------------------

     During the years ended March 31, 2004 and 2003, the Company issued 0 and 60,000 shares, respectively, of its common stock to employees of the Company for services performed on behalf of the Company. The Company recognized a charge to operations for the fair value of these shares of $0 and $60,000 for the years ended March 31, 2004 and 2003, respectively.