Form 10QSB/A
period 2003-06-30
BISHOP CAPITAL CORP
filed 2004-07-16
CIK 1028426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                (AMENDMENT NO. 2)



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


Controls and Procedures:

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

                                         BISHOP CAPITAL CORPORATION
                                         (Registrant)



Date:   July 15, 2004                    By:  /s/  Robert E. Thrailkill
                                         --------------------------------
                                                   Robert E. Thrailkill
                                                   President
                                                   (Principal Executive Officer)



Date:   July 15, 2004                    By:  /s/  Sherry L. Moore
                                           --------------------------------
                                                   Sherry L. Moore
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)