Form 10QSB
period 2004-06-30
BISHOP CAPITAL CORP
filed 2004-08-16
CIK 1028426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For the Quarterly Period Ended                            Commission File Number
        June 30, 2004                                              0-21867


                           BISHOP CAPITAL CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Wyoming                                              84-0901126
 ------------------------------                               -----------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

   222 N. Broadway, Riverton, Wyoming                               82501
 --------------------------------------                           --------
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

The number of shares outstanding of the issuer's $.01 par value Common Stock as of August 12, 2004, was 897,022.

Transitional Small Business Disclosure Format
(Check one):  Yes     No
                 -----  -----



                                PART I - FINANCIAL INFORMATION

                          BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEET
                                         JUNE 30, 2004

                                          (Unaudited)

                                            ASSETS
                                            ------

CURRENT ASSETS:
    Cash and equivalents                                                           $    99,915
    Marketable securities                                                            1,357,235
    Receivables:
         Gas royalties                                                                  61,101
         Interest and other                                                             14,219
    Prepaid expenses and other                                                           5,547
                                                                                   -----------
                 Total current assets                                                1,537,621

PROPERTY AND EQUIPMENT:

    Building                                                                           247,374
    Furniture                                                                           30,190
    Vehicles and equipment                                                              94,226
                                                                                   -----------
                                                                                       371,790
    Less accumulated  depreciation                                                    (175,818)
                                                                                   -----------
                 Net property and equipment                                            195,972
                                                                                   -----------

OTHER ASSETS:
    Land under development                                                             676,192
    Investment in limited partnership-Idlewild, LLLC                                    50,000
    Gas royalty interest, net of accumulated amortization of $887,015                  166,692
    Other assets, net                                                                    2,450
                                                                                   -----------
                Total other assets                                                     895,334
                                                                                   -----------

TOTAL ASSETS:                                                                      $ 2,369,727
                                                                                   ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued  expenses                                         $    95,933
    Current maturities of long-term debt                                               187,919
    Payable to broker                                                                    1,285
                                                                                   -----------
               Total current liabilities                                               285,137

MINORITY INTERESTS:                                                                     58,737

INVESTMENT IN LIMITED PARTNERSHIP - CREEKSIDE APARTMENTS:                              259,200

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value; 5,000,000 shares authorized, no shares issued          --
    Common stock, $.01 par value; 15,000,000 shares authorized;
               897,022 shares issued and outstanding                                     8,970
    Capital in excess of par value                                                   2,191,402
    Accumulated deficit                                                               (174,519)
                                                                                   -----------
              Total stockholders' equity                                             2,025,853
                                                                                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                                        $ 2,369,727
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

                                              2

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          For the Three Months
                                                             Ended June 30,
                                                         ----------------------
                                                           2004         2003
                                                         ---------    ---------

REAL ESTATE SALES                                        $    --      $ 617,962
COST OF REAL ESTATE SALES                                     --        110,826
                                                         ---------    ---------
GROSS PROFIT ON REAL ESTATE SOLD                              --        507,136

COSTS AND EXPENSES:
   General and administrative                              125,235       93,358
    Depreciation and amortization                            7,805        7,251
                                                         ---------    ---------
                                                           133,040      100,609

INCOME (LOSS) FROM OPERATIONS:                            (133,040)     406,527

OTHER INCOME (EXPENSE):
    Gas royalties, net of amortization of $3,336
          and $3,336, respectively                          89,009       66,290
    Interest income                                          7,363       11,635
    Dividend income                                          6,581        4,486
    Rental income                                           10,719        6,228
    Net loss on sale of marketable securities                 (299)     (14,902)
    Net unrealized gain (loss) on marketable securities    (54,008)     152,176
    Loss on sale of property                                (1,705)        --
    Equity in limited partnership income (loss)               --       (218,459)
    Interest expense                                        (2,241)      (5,417)
                                                         ---------    ---------

INCOME (LOSS) BEFORE MINORITY INTEREST:                  $ (77,621)   $ 408,564

MINORITY INTEREST IN INCOME
     OF PARTNERSHIPS:                                      (17,327)    (109,619)
                                                         ---------    ---------

NET INCOME (LOSS):                                       $ (94,948)   $ 298,945
                                                         =========    =========

EARNINGS (LOSS) PER SHARE:                               $    (.11)   $     .33
                                                         =========    =========

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING:                                    897,022      840,583
                                                         =========    =========


       See accompanying notes to these consolidated financial statements.



                           BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)


                                                                     Three Months Ended
                                                                           June 30,
                                                                   2004                 2003
                                                                 ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                           $ (94,948)          $ 298,945
     Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
           Minority Interest                                        17,327             109,619
           Depreciation and amortization                             7,805               7,251
           Equity in limited partnership loss                         --               218,459
           Net loss on sale of marketable securities                   299              14,902
           Net unrealized (gain) loss on marketable securities      34,283            (171,219)
           Changes in operating assets and liabilities:
                      (Increase) decrease in: Restricted cash         --               (12,891)
                      Marketable securities                         19,726            (141,742)
                      Gas royalties receivable                      (8,293)
                      Interest and other receivables                  (466)             (3,338)
                      Prepaid expenses and other                     2,138               1,833
                      Land under development                        (7,252)             31,767
                      Gas royalty interest                           3,336               3,336
                  Increase (decrease) in:
                      Accounts payable and accrued expenses          4,203             (28,615)
                      Payable to broker                               (122)                257
                                                                 ---------           ---------
          Net cash provided by (used in) operating activities      (20,259)            323,243

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of marketable securities                   24,872              10,758
      Proceeds from collection of notes receivable                     744                 442
      Proceeds from sale of fixed assets                             1,500                --
      Purchase of property and equipment                            (1,603)            (37,612)
      Other                                                            780                --
                                                                 ---------           ---------
         Net cash provided by (used in) investing activities        26,293             (26,412)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Advances under notes payable                                   3,000                --
      Principal payments on borrowings                              (2,000)             (3,215)
      Distributions to minority partners                           (14,200)            (74,385)
                                                                 ---------           ---------
         Net cash provided by (used in) financing activities       (13,200)            (77,600)
                                                                 ---------           ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:                    (7,166)            219,231

CASH AND EQUIVALENTS (beginning of period):                        106,685              63,511
                                                                 ---------           ---------

CASH AND EQUIVALENTS (end of period):                            $  99,519           $ 282,742
                                                                 =========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
      Cash paid for interest                                     $   2,241           $   5,417
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

                                               4

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Basis of Presentation

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at June 30, 2004 and results of operations for the interim periods ended June 30, 2004 and 2003. Such adjustments are of a normal and recurring nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, and these financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-KSB for the year ended March 31, 2004.

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

In connection with the real estate sales, the Company used the percentage-of-completion method to determine the amount of gross profit to be recognized for the three months ended June 30, 2004 and 2003 as follows:

                                                         Three Months Ended
                                                              June 30,
                                                        ---------------------
                                                        2004          2003
                                                        ---------   ---------
          Sales of real estate                          $    --     $ 617,962
          Revenue previously deferred                        --        --
          Deferred revenue                                   --        --
                                                        ---------   ---------


                                                             --       617,962
          Revenue previously recognized                      --          --
          Cost of real estate sold                           --       110,826
                                                        ---------   ---------
          Gross profit on sale of real estate           $    --     $ 507,136
                                                        =========   =========

At March 31, 2003, 100% of the required development work for real estate sale contracts had been completed and, accordingly, 100% of the previously deferred profit was recognized. At June 30, 2004, no revenue was deferred for real estate sales.

Subsequent Events

The Company has been in discussions with unrelated third parties regarding possible projects for the undeveloped land in Colorado Springs, Colorado.



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

The Company's net loss for the three months ended June 30, 2004 was $94,900 compared to net income of $298,900 for the comparable period in 2003. The decrease in the current quarter is primarily attributable to decreases in real estate sold, the net unrealized gain on marketable securities, equity in partnership income, and increases in gas royalties, offset by a decrease in minority interests.

General and administrative expenses increased $31,900 for the quarter ended June 30, 2004, compared the quarter ended June 30, 2003. The increase is primarily due to increases in legal and accounting expenses.

Net gas royalty income increased $22,700 for the three months ended June 30, 2004 compared to the same period in 2003. Natural gas production for the three months ended June 30, 2004 was 25,900 mcf compared to 20,200 mcf for the comparable period in 2003. The increase in production is primarily due to wells being put back into production after a maintenance shut down. The average sales price of natural gas decreased 4% ($4.18 per mcf compared to $4.36 per mcf) for the three months ended June 30, 2004 compared to the same period in 2003. Gas processing costs and production taxes increased 44% ($18,300 for the three months ended June 30, 2004 compared to $12,700 in the comparable period in
2003).

Interest income and dividend income decreased $2,200 for the three months ended June 30, 2004 compared to the same period in 2003. The decrease is due primarily to the sale of some interest producing bonds.

Rental income increased $4,500 in the three months ended June 30, 2004, due to the rental of additional office space.

The net unrealized loss on marketable securities of $54,000 for the three months ended June 30, 2004, as compared to a gain of $152,200 for the comparable period in 2003 is due to change in the market value of the securities held by the Company.

Equity in limited partnership income decreased $218,500 for the three months ended June 30, 2004 compared to the same period in 2003, primarily due to the recognition of depreciation offsetting any income in a limited partnership.

Minority interest in earnings of consolidated subsidiaries of $17,300 for the three months ended June 30, 2004 represents Bridger Creek Partnership's limited partner's 20% share of net gas royalty income computed on a fiscal year basis and Bishop Powers, Ltd.'s limited partners' 19% interest in the Colorado Springs, Colorado property under development. The change is primarily due to a lot sale during the comparable quarter in the prior year in Bishop Powers, Ltd.

Interest expense decreased $3,200 for the three months ended June 30, 2004 compared to the same period in 2003 due to repayment of bank borrowings.

Financial Condition

At June 30, 2004, the Company had working capital of $1,252,484.

The following summary table reflects comparative quarterly cash flows for the Company as follows:

                                                       Three Months Ended
                                                            June 30,
                                                  ----------------------------
                                                     2004              2003
                                                  ----------        ----------
          Net cash provided by (used in):
               Operating activities               $  (20,259)       $  323,243
               Investing activities                   26,293           (26,412)
               Financing activities                  (13,200)           77,600

The Company had net cash used in operating activities of $20,300 for the three months ended June 30, 2004 compared to net cash provided by operating activities of $323,243 for the comparable period in 2003. The decrease in operating cash flows was due primarily to operating loss offset by unrealized loss on marketable securities and decrease in marketable securities and equity in limited partnerships.

Net cash provided by investing activities of $26,300 for the three months ended June 30, 2004 resulted primarily from the sale of marketable securities.

For the three months ended June 30, 2004, the Company had bank borrowings of $3,000 and repayment of bank borrowings of $2,000 from financing activities. The Company also made distributions to minority partners of $14,200 during the three months ended June 30, 2004.

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

In connection with the apartment complex, under the terms of the partnership agreement, the Company may have to contribute Creekside Apartments, LLLP an additional $259,200 for costs associated with the development process and other partnership matters. The Company anticipates that the contributions, if any, will be funded from either working capital or cash proceeds that may be available from lot sales. The Company has made loan advances of $215,000. The Company's proportionate share of losses has not been recorded because they are in excess of the Company's obligations. The amount not recorded totaled approximately $431,800 at June 30, 2004.

The Company has completed the Phase I development of the Creekside Center at Galley. When the Company develops Phase II, it will incur development costs for utilities and paving of approximately $195,000. The Company will not commence this development work until it has closed on a Phase II lot sale to fund the work. The Company is continuing to market the remaining lot in Phase I and the undeveloped parcel, but is exploring options other than direct sales.

The Company believes that existing working capital will be sufficient to fund the Company's operations, exclusive of real estate development expenditures, during the next twelve months. Real estate development expenditures will be funded by proceeds from retail lot sales.

                             CONTROLS AND PROCEDURES

The management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner. No change in the Company's internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



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

                                         BISHOP CAPITAL CORPORATION
                                         (Registrant)


Date:   August 13, 2004                  By:  /s/  Robert E. Thrailkill
                                            -------------------------------
                                                   Robert E. Thrailkill
                                                   President
                                                   (Principal Executive Officer)


Date:   August 13, 2004                  By:  /s/  Sherry L. Moore
                                            ------------------------------
                                                   Sherry L. Moore
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)