Form 10QSB/A
period 2003-06-30
BISHOP CAPITAL CORP
filed 2004-09-29
CIK 1028426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                (AMENDMENT NO. 3)



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

During the first part of February 2004 and prior to the February 17, 2004 filing of the Company's Form 10-QSB for the period ending December 31, 2003, during the preparation and review of the Form 10-QSB, the Company discovered that the financial reports being provided by the General Partner of Creekside Apartments did not include certain depreciation expenses and interest expenses related to the operations of the apartment complex. Accounting principles generally accepted in the United States of America require inclusion of these amounts in the determination of net income or net loss. Although there was some activity prior to April 1, 2003, substantive operations at Creekside Apartments did not commence until that date. Based on the information reviewed, the interim financial statements for the Periods ending June 30, 2003 and September 30, 2003 were restated to reflect the depreciation and interest expenses. No controls were in place prior to 2004 to detect or prevent this error, therefore the officers of the Company considered this a significant deficiency. As a result of this specific deficiency, the officers have concluded that the Company's disclosure controls were not effective as of the end of periods covered by the Company's Forms 10-QSB for the periods ending June 30, September 30 and December 31, 2003. However, the financial statements in Form 10-QSB for the period ended December 31, 2003 were adjusted to properly account for the depreciation and interest expense prior to filing.

After the filing of the Form 10-QSB for the period ended December 31, 2003 and prior to the March 23, 2004 filing of the Company's amended Forms 10-QSB for the periods ended June 30 and September 30, 2003, the Company revised its internal controls to include a detailed review of the financial information received from the General Partner by its Chief Financial Officer to ensure that all such expenses are properly included. Additionally the Company modified its internal controls to require confirmation from the General Partner that the financial information provided by them is prepared in accordance with Accounting Principals Generally Accepted in the United States of America, and also modified its controls to require that the Chief Financial Officer consult with an external CPA (other than the Company Auditors) when new developments are completed and become operating in the future on any issues associated with the financial reports provided by any such entity. The Company believes that these revisions to its internal controls remediate the significant deficiency in its internal controls.

The remediation was completed and the Chief Executive Officer and Chief Financial Officer re-assessed the Company's disclosure controls and procedures prior to the March 23, 2004 filing of the Company's amended Forms 10-QSB. Based on the result of that re-assessment, the officers have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are effective, and such information is accumulated and provided to the Company's management to allow for timely decisions regarding disclosure.

Other than the remediation as discussed above, no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the quarter March 31, 2004 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



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

                                         BISHOP CAPITAL CORPORATION
                                         (Registrant)



Date:   September 27, 2004               By:  /s/  Robert E. Thrailkill
                                         --------------------------------------
                                                   Robert E. Thrailkill
                                                   President
                                                   (Principal Executive Officer)



Date:   September 27, 2004               By:  /s/  Sherry L. Moore
                                           ------------------------------------
                                                   Sherry L. Moore
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)