Form 10KSB/A
period 2004-03-31
BISHOP CAPITAL CORP
filed 2004-09-29
CIK 1028426

U. S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549


                                   Form 10-KSB/A


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

                                            BISHOP CAPITAL CORPORATION
                                            (Registrant)


Date: September 28, 2004                    By:  /s/  Robert E. Thrailkill
                                               --------------------------------
                                                      Robert E. Thrailkill
                                                      Chairman of the Board,
                                                      President and
                                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date: September 28, 2004                    /s/  Sherry L. Moore
                                            -----------------------------------
                                                 Sherry L. Moore
                                                 Director, Secretary, Chief
                                                 Financial Officer and Principal
                                                 Accounting Officer

Date: September 28, 2004                    /s/  Robert J. Thrailkill
                                            -----------------------------------
                                                 Robert J. Thrailkill
                                                 Director

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