Form 10QSB/A
period 2004-06-30
BISHOP CAPITAL CORP
filed 2004-09-29
CIK 1028426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

 For the Quarterly Period Ended                         Commission File Number
         June 30, 2004                                         0-21867


                           BISHOP CAPITAL CORPORATION
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


                 Wyoming                                       84-0901126
                 -------                                       ----------
      (State or other jurisdiction of                        (IRS Employer
       incorporation or organization)                       Identification No.)

      222 N. Broadway, Riverton, Wyoming                         82501
      ----------------------------------                         -----
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

                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash and equivalents                                            $    99,519
    Marketable securities                                             1,357,235
    Receivables:
         Gas royalties                                                   61,101
         Interest and other                                              14,219
    Prepaid expenses and other                                            5,547
                                                                    -----------
                 Total current assets                                 1,537,621

PROPERTY AND EQUIPMENT:

Building                                                                247,374
Furniture                                                                30,190
Vehicles and equipment                                                   94,226
                                                                    -----------
                                                                        371,790

Less accumulated depreciation                                          (175,818)
                                                                    -----------
                 Net property and equipment                             195,972
                                                                    -----------

OTHER ASSETS:
    Land under development                                              676,192
    Investment in limited partnership-Idlewild, LLLC                     50,000
    Gas royalty interest, net of
      accumulated amortization of $887,015                              166,692
    Other assets, net                                                     2,450
                                                                    -----------
                Total other assets                                      895,334
                                                                    -----------

TOTAL ASSETS:                                                       $ 2,628,927
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                           $    95,933
    Current maturities of long-term debt                                187,919
    Payable to broker                                                     1,285
                                                                    -----------
               Total current liabilities                                285,137

MINORITY INTERESTS:                                                      58,737

INVESTMENT IN LIMITED PARTNERSHIP - CREEKSIDE APARTMENTS:               259,200

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value;
      5,000,000 shares authorized, no shares issued                        --
    Common stock, $.01 par value;
      15,000,000 shares authorized;
      897,022 shares issued and outstanding                               8,970
    Capital in excess of par value                                    2,191,402
    Accumulated deficit                                                (174,519)
                                                                    -----------
              Total stockholders' equity                              2,025,853
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                         $ 2,628,927
                                                                    ===========


       See accompanying notes to these consolidated financial statements.

                  BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         For the Three Months
                                                             Ended June 30,
                                                         ---------------------
                                                            2004        2003
                                                         ---------    ---------

REAL ESTATE SALES                                        $    --      $ 617,962
COST OF REAL ESTATE SALES                                     --        110,826
                                                         ---------    ---------
GROSS PROFIT ON REAL ESTATE SOLD                              --        507,136

COSTS AND EXPENSES:
   General and administrative                              125,235       93,358
    Depreciation and amortization                            7,805        7,251
                                                         ---------    ---------
                                                           133,040      100,609

INCOME (LOSS) FROM OPERATIONS:                            (133,040)     406,527

OTHER INCOME (EXPENSE):
    Gas royalties, net of amortization of $3,336
          and $3,336, respectively                          89,009       66,290
    Interest income                                          7,363       11,635
    Dividend income                                          6,581        4,486
    Rental income                                           10,719        6,228
    Net loss on sale of marketable securities                 (299)     (14,902)
    Net unrealized gain (loss) on marketable securities    (54,008)     152,176
    Loss on sale of property                                (1,705)        --
    Equity in limited partnership income (loss)               --       (218,459)
    Interest expense                                        (2,241)      (5,417)
                                                         ---------    ---------

INCOME (LOSS) BEFORE MINORITY INTEREST:                  $ (77,621)   $ 408,564

MINORITY INTEREST IN INCOME
     OF PARTNERSHIPS:                                      (17,327)    (109,619)
                                                         ---------    ---------

NET INCOME (LOSS):                                       $ (94,948)   $ 298,945
                                                         =========    =========

EARNINGS (LOSS) PER SHARE:                               $    (.11)   $     .36
                                                         =========    =========

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING:                                    897,022      840,583
                                                         =========    =========




       See accompanying notes to these consolidated financial statements.



                              BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                Three Months Ended
                                                                                     June 30,
                                                                         -------------------------------
                                                                            2004                  2003
                                                                         ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                   $ (94,948)            $ 298,945
     Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
           Minority Interest                                                17,327               (39,151)
           Depreciation and amortization                                     7,805                 7,251
           Equity in limited partnership loss                                 --                 218,459
           Net loss on sale of fixed assets                                  1,705                  --
           Net loss on sale of marketable securities                           299                14,902
           Net unrealized (gain) loss on marketable securities              34,283              (171,219)

                Changes in operating assets and liabilities:
                      (Increase) decrease in:
                      Restricted cash                                         --                 (12,891)
                      Marketable securities                                 19,726              (141,742)
                      Gas royalties receivable                              (8,293)               (5,321)
                      Interest and other receivables                          (466)               (3,338)
                      Prepaid expenses and other                             2,138                 1,833
                      Land under development                                (7,252)               31,767
                      Gas royalty interest                                   3,336                 3,336
                  Increase (decrease) in:
                      Accounts payable and accrued expenses                  4,203               (28,615)
                      Payable to broker                                       (122)                  257
                                                                         ---------             ---------

          Net cash provided by (used in) operating activities              (20,259)              174,473

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of marketable securities                           24,872                10,758
      Proceeds from collection of notes receivable                             744                   442
      Proceeds from sale of fixed assets                                     1,500
      Purchase of property and equipment                                    (1,603)              (37,612)
      Other                                                                    780                  --
                                                                         ---------             ---------
         Net cash provided by (used in) investing activities                26,293               (26,412)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Advances under notes payable                                           3,000                  --
      Principal payments on borrowings                                      (2,000)               (3,215)
      Distributions to minority partners                                   (14,200)               74,385
                                                                         ---------             ---------
         Net cash provided by (used in) financing activities               (13,200)               71,170
                                                                         ---------             ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS:                            (7,166)              219,231

CASH AND EQUIVALENTS (beginning of period):                                106,685                63,511
                                                                         ---------             ---------

CASH AND EQUIVALENTS (end of period):                                    $  99,519             $ 282,742
                                                                         =========             =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
      Cash paid for interest                                             $   2,241             $   5,417
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

In connection with the real estate sales, the Company used the percentage-of-completion method to determine the amount of gross profit to be recognized for the three months ended June 30, 2004 and 2003 as follows:

                                                            Three Months Ended
                                                                  June 30,
                                                          ---------------------
                                                            2004         2003
                                                          --------      --------

        Sales of real estate                              $   --        $617,962
        Revenue previously deferred                           --            --
        Deferred revenue                                      --            --
                                                          --------      --------
                                                              --         617,962
        Revenue previously recognized                         --            --
        Cost of real estate sold                              --         110,826
                                                          --------      --------
        Gross profit on sale of real estate               $507,136      $507,136
                                                          ========      ========

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

Financial Condition

At June 30, 2004, the Company had working capital of $1,252,484.

The following summary table reflects comparative quarterly cash flows for the Company as follows:


                                                          Three Months Ended
                                                                June 30,
                                                          ------------------
                                                          2004          2003
                                                          ----          ----
     Net cash provided by (used in):
          Operating activities                        $ (20,259)     $ 174,473
          Investing activities                           26,293        (26,412)
          Financing activities                          (13,200)        71,170

The Company had net cash used in operating activities of $20,300 for the three months ended June 30, 2004 compared to net cash provided by operating activities of $174,473 for the comparable period in 2003. The decrease in operating cash flows was due primarily to operating loss offset by unrealized loss on marketable securities and decrease in marketable securities and equity in limited partnerships.


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

                                      BISHOP CAPITAL CORPORATION
                                      (Registrant)


Date:   September 27, 2004            By:  /s/ Robert E. Thrailkill
                                           ------------------------------------
                                           Robert E. Thrailkill
                                           President
                                           (Principal Executive Officer)


Date:   September 27, 2004            By:  /s/ Sherry L. Moore
                                            -----------------------------------
                                            Sherry L. Moore
                                            Chief Financial Officer
                                            (Principal Financial Officer)