Form 10QSB
period 2004-09-30
BISHOP CAPITAL CORP
filed 2004-11-15
CIK 1028426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For the Quarterly Period Ended                            Commission File Number
     September 30, 2004                                           0-21867


                           BISHOP CAPITAL CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Wyoming                                              84-0901126
 ------------------------------                               -----------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

   222 N. Broadway, Riverton, Wyoming                              82501
 --------------------------------------                           --------
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

The number of shares outstanding of the issuer's $.01 par value Common Stock as of November 12, 2004 was 969,127.

Transitional Small Business Disclosure Format
(Check one):    Yes     No  X
                   -----  -----

                         PART I - FINANCIAL INFORMATION

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
    Cash and equivalents                                            $   115,662
    Marketable securities                                             1,301,970
    Receivables:
        Gas royalties                                                    70,176
        Interest and other                                               13,677
    Prepaid expenses and other                                            4,539
                                                                    -----------
               Total current assets                                   1,506,024

PROPERTY AND EQUIPMENT:
    Building                                                            247,374
    Furniture                                                            30,190
    Vehicles and equipment                                               92,239
                                                                    -----------
                                                                        369,803
    Less accumulated depreciation                                      (172,689)
                                                                    -----------
               Net property and equipment                               197,114
                                                                    -----------

OTHER ASSETS:
    Land under development                                              683,894
    Investment in limited partnership-Idlewild, LLLC                     50,000
    Gas royalty interest, net of amortization of $903,695               163,356
                                                                    -----------
               Total other assets                                       897,250
                                                                    -----------

TOTAL ASSETS:                                                       $ 2,600,388
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                           $   136,052
    Current maturities of long-term debt                                193,906
                                                                    -----------
               Total current liabilities                                329,958

MINORITY INTERESTS:                                                      60,225

INVESTMENT IN LIMITED PARTNERSHIP - CREEKSIDE APARTMENTS, LLP:          259,200

STOCKHOLDERS' EQUITY:

    Preferred stock, no par value; 5,000,000 shares authorized,
       no shares issued                                                    --
    Common stock, $.01 par value; 15,000,000 shares authorized;
          969,127 shares issued and outstanding                           9,691
    Capital in excess of par value                                    2,267,681
    Accumulated deficit                                                (326,367)
                                                                    -----------
               Total stockholders' equity                             1,951,005
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                         $ 2,600,388
                                                                    ===========


       See accompanying notes to these consolidated financial statements.




                                BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)



                                                           For the Three Months       For the Six Months
                                                            Ended September 30,       Ended September 30,
                                                          ----------------------    ----------------------
                                                             2004        2003          2004        2003
                                                             ----        ----          ----        ----
REAL ESTATE SALES                                         $    --      $  16,370    $    --      $ 634,332
COST OF REAL ESTATE SALES                                      --         19,279         --        130,105
                                                          ---------    ---------    ---------    ---------
GROSS PROFIT ON REAL ESTATE SOLD                               --         (2,909)        --        504,227

COSTS AND EXPENSES:
    General and administrative                              204,346      106,673      329,581      200,031
    Depreciation and amortization                             7,845        7,251       15,650       14,502
                                                          ---------    ---------    ---------    ---------
                                                            212,191      113,924      345,231      214,533
                                                          ---------    ---------    ---------    ---------

INCOME (LOSS) FROM OPERATIONS:                             (212,191)    (116,833)    (345,231)     289,694

OTHER INCOME (EXPENSE):
    Net gas royalties                                       107,401       48,419      196,410      114,709
    Interest income                                           7,112        9,712       14,475       21,347
    Dividend income                                           6,013        6,155       12,594       10,641
    Rental income                                            12,629        6,228       23,348       12,456
    Net gain (loss) on sale of marketable securities          2,487       24,045        2,188        9,143
    Net unrealized gain (loss) on marketable securities     (51,672)     (40,598)    (105,680)     111,578
    Net gain (loss) on sale of fixed assets                    --           --         (1,705)        --
    Equity in limited partnership income (loss)                --       (240,718)        --       (459,177)
    Interest expense                                         (3,139)      (5,536)      (5,380)     (10,953)
                                                          ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE MINORITY INTEREST:                    (131,360)    (309,126)    (208,981)      99,438

MINORITY INTEREST IN INCOME
      OF PARTNERSHIPS:                                      (20,488)      (8,498)     (37,815)    (118,117)
                                                          ---------    ---------    ---------    ---------

NET INCOME (LOSS):                                        $(151,848)   $(317,624)   $(246,796)   $ (18,679)
                                                          =========    =========    =========    =========

INCOME (LOSS) PER SHARE:                                  $   (0.17)   $   (0.35)   $   (0.27)   $   (0.02)
                                                          =========    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING:                                  898,590      897,022      897,810      897,022
                                                          =========    =========    =========    =========


                    See accompanying notes to these consolidated financial statements.





                           BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOW
                                           (Unaudited)


                                                                            Six Months Ended
                                                                             September 30,
                                                                         ----------------------
                                                                            2004         2003
                                                                            ----         ----
CASH FLOWS FOR OPERATING ACTIVITIES:
    Net loss                                                             $(246,795)   $ (18,679)
    Adjustments to reconcile net loss to net cash
         used in operating activities:
            Common stock issued to employees for compensation               45,000            0
            Common stock issued for fee payment                             32,000            0
            Depreciation and amortization                                   15,650       14,503

            Equity in limited partnership loss                                   0      459,177
            Net (gain) on sale of marketable securities                     (2,188)      (9,143)

            Net unrealized (gain) loss on marketable securities            105,680     (130,621)
            Net loss on sale of fixed assets                                 1,705            0
            Minority interest in earnings of consolidated subsidiaries      37,815      118,117
          Changes in operating assets and liabilities:
               (Increase) decrease in:
                        Marketable securities                                  (21)    (207,958)

                        Gas royalties receivable                           (17,368)      24,002
                        Interest and other receivables                          76       (5,284)
                        Prepaid expenses and other                           3,146        2,622
                        Land under development                             (14,955)      35,589
                       Gas royalty interest                                  6,672        6,672
               Increase (decrease) in:
                        Accounts payable and accrued expenses               44,322      (27,889)
                        Payable to broker                                   (1,407)     (37,968)
                                                                         ---------    ---------
          Net cash provided by (used in) operating activities                9,332      223,140

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of marketable securities                             30,974       69,524

    Purchase of fixed assets                                               (37,240)     (46,912)
    Proceeds from sale of fixed assets                                      28,150            0
    Proceeds from collection of notes receivable                             3,155        1,350
    Other                                                                      819            0
                                                                         ---------    ---------
          Net cash provided by investing activities                         25,858       23,962

CASH FLOWS FROM FINANCING ACTIVITIES:

    Principal payments on borrowings                                        (5,000)    (103,612)
    Advances under notes payable                                            11,987       10,000
    Distributions to minority partners                                     (33,200)    (120,366)
                                                                         ---------    ---------
          Net cash used in financing activities                            (26,213)    (213,978)
                                                                         ---------    ---------

NET INCREASE IN CASH AND EQUIVALENTS:                                        8,977       33,124

CASH AND EQUIVALENTS (beginning of period):                                106,685       63,511
                                                                         ---------    ---------

CASH AND EQUIVALENTS (end of period):                                    $ 115,662    $  96,635
                                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
    Cash paid for interest                                               $   5,380    $  10,953
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

                                               4



                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Basis of Presentation
     ---------------------

     The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at September 30, 2004 and results of operations for the interim periods ended September 30, 2004 and 2003. Such adjustments are of a normal and recurring nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-KSB/A for the year ended March 31, 2004.

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

    In connection with the real estate sales, the Company used the percentage-of-completion method to determine the amount of gross profit to be recognized for the three and six months ended September 30, 2004 and 2003 as follows:

                                                        Three Months Ended          Six Months Ended
                                                           September 30,              September 30,
                                                      ----------------------     ----------------------
                                                         2004         2003         2004         2003
                                                      ---------    ---------     ---------    ---------
         Sales of real estate                         $    --      $  16,370     $    --      $ 634,332
         Revenue previously deferred                       --           --            --           --
         Deferred revenue                                  --           --            --           --
                                                      ---------    ---------     ---------    ---------
                                                           --         16,370          --        634,332
         Revenue previously recognized                     --           --            --           --
         Cost of real estate sold                          --         19,279          --        130,105

         Gross profit on sale of real estate          $    --      $  (2,909)    $    --      $ 504,227
                                                      =========    =========     =========    =========



At September 30, 2004, 100% of the development work for real estate sale contracts closed had been completed and, accordingly, no revenue was deferred.

Gas royalty income is net of amortization of $3,336 for the three months ended September 30, 2004 and 2003 and $6,672 for the six months ended September 30, 2004 and 2003.

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

Subsequent Events

In October 2004, the Company closed on the sale, to an unaffiliated third party, of its office building in Riverton, Wyoming. A portion of the proceeds from the sale was used to pay off the line-of-credit with the bank.

In October 2004 the Company entered into a conditional contract for the sale of a tract of land in Creekside Center. The sale is contingent upon, among other things, the buyers receiving an approved development plan from the City of Colorado Springs. In order to obtain this approval the tract must be able to be re-platted as a lot.



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

                 Three Months Ended September 30, 2004 and 2003

The Company had net loss of $151,800 for the three months ended September 30, 2004 compared to a net loss of $317,600 for the comparable period in 2003. The Company, in the current quarter, had no real estate sales. The Company had realized losses on the sale of securities and unrealized losses on marketable securities.

General and administrative expense increase of $97,700 or 92% for the three months ended September 30, 2004 compared to the same period in 2003 is attributable to an increase in corporate and fiscal expenses incurred in preparation of the proxy and the issuance of common stock as employee compansation.

Net gas royalty income increased $59,000 in the current quarter compared to the corresponding quarter in 2003. (The Company has accrued estimates of gas royalty income of $38,600 for September based on prior months' actual income.) Natural gas production for the three months ended September 30, 2004 was 23,500 mcf compared to 12,800 mcf for the comparable period in 2003. The average sales price of natural gas increased 32% ($5.45 per mcf compared to $4.12 per mcf), while gas processing costs increased $14,000 due primarily to the increase in gas production for the three months ended September 30, 2004.

Interest income for the three months ended September 30, 2004 decreased $2,600 compared to the same period in 2003 due to the sale of interest producing Treasury notes. Dividend income for the three months ended September 30, 2004 decreased $140 compared to the three months ended September 30, 2003.

Rental income for the three months ended September 30, 2004 increased $6,400 compared to the three months ended September 30, 2003 due to leasing additional space in the Company's office building.

The realized gain on sale of marketable securities of $2,500 for the three months ended September 30, 2004 is the result of sales of securities above the Company's cost as compared to a gain of $24,000 for the same three months in 2003.

The net unrealized loss on marketable securities of $51,700 for the three months ended September 30, 2004 represents the net change from June 30, 2004 in the market value of the trading securities portfolio.

Equity in limited partnership income has not changed because the partnership has incurred losses in excess of the Company's obligation to fund those losses.

Minority interest in earnings of consolidated subsidiaries of $20,500 for the three months ended September 30, 2004 represents Bridger Creek Partnership's limited partner's 20% share of net gas royalty income computed on a fiscal year basis and Bishop Powers, Ltd.'s limited partners' 19% interest in the Colorado Springs, Colorado property under development.

Interest expense decreased $2,400 for the three months ended September 30, 2004 compared to the same period in 2003 primarily due to principal payments reducing the bank line-of-credit.

                  Six Months Ended September 30, 2004 and 2003

The Company's net loss for the six months ended September 30, 2004 was $246,800 compared to net loss of $18,700 for the comparable period in 2003. The Company had increased gas royalty income and a decrease in minority interests offset by an increase in general and administrative expenses, a decrease in real estate sales, and decreased realized and unrealized gains on marketable securities.

General and administrative expenses increased $129,500 or 65% for the six months ended September 30, 2004 compared to the same period in 2003 attributable to increased legal expense and corporate and fiscal costs incurred in preparation of the proxy and the issuance of common stock as employee compensation.

Net gas royalties increased $81,700 in the six months ended September 30, 2004 compared to the corresponding six months in 2003. (The Company accrued estimates of gas royalty income for September based on prior months' actual income.) Natural gas production for the six months ended September 30, 2004 was 49,200 mcf compared to 33,100 mcf for the comparable period in 2003. The average sales price of natural gas increased 32% ($5.44 per mcf compared to $4.14 per mcf) and gas processing costs increased $15,500 compared to the six months ended September 30, 2003.

Interest income decreased $6,900 for the six months ended September 30, 2004 compared to the same period in 2003 primarily due to the reduction of fixed income securities. Dividend income increased $2,000 or 18% compared to the six months ended September 30, 2003.

Rental income increased $10,900 for the six months ended September 30, 2004 compared to the same period in 2003 due to an increase in space leased in the Company's office building.

Net unrealized loss on marketable securities of $105,700 for the six months ended September 30, 2004 represents the net change from March 31, 2004 in the market value of the trading securities portfolio.

Equity in limited partnership income has not changed because the partnership has incurred losses in excess of the Company's obligation to fund those losses.

Minority interest in earnings of consolidated subsidiaries of $37,800 for the six months ended September 30, 2004 represents Bridger Creek Partnership's limited partner's 20% share of net gas royalty income computed on a fiscal year basis and Bishop Powers, Ltd.'s limited partners' 19% interest in the Colorado Springs, Colorado property under development.

Interest expense decreased $5,600 for the six months ended September 30, 2004 compared to the same period in 2003 primarily due to repayment of bank borrowings under the bank line-of-credit and reduction in margin payable to brokers.

Financial Condition

At September 30, 2004, the Company had working capital of $1,176,066.

The following summary table reflects comparative cash flows for the Company as follows:
                                                        Six Months Ended
                                                          September 30,
                                                     -------------------------
                                                       2004            2003
                                                     --------         --------
          Net cash provided by (used in):
          Operating activities                       $  9,300         $223,100
          Investing activities                         25,900           24,000
          Financing activities                        (26,200)        (214,000)

The Company had cash flow provided by operating activities of $9,300 and $223,100 for the six months ended September 30, 2004 and 2003, respectively. The decrease in cash flows was due primarily to the increase in unrealized gains on marketable securities, increased accounts payable and issuance of 30,000 shares of common stock as employee compensation and 42,105 shares of common stock in partial payment of legal fees.

Net cash provided by investing activities of $25,900 for the six months ended September 30, 2004 resulted from proceeds from sales of marketable securities, sale of fixed assets and collection of notes receivable offset by fixed asset purchases.

Net cash used in financing activities of $26,200 for the six months ended September 30, 2004 resulted from distributions to minority partners of $33,200 and bank note payable activity. For the six months ended September 30, 2004, the Company had bank borrowings of $12,000 and repayment of bank borrowings of $5,000 from financing activities.

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





                           PART II - OTHER INFORMATION


Item 1    Legal Proceedings

          None

Item 2    Changes in Securities

          None

Item 3    Default Upon Senior Securities

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

          Management has been evaluating the significant and continually increasing cost, compared to the benefit, if any, of remaining a public company including the costs of maintaining accounts for approximately 1,700 shareholders of record owning less than 110 shares. The Company is incurring substantial expenses to be a public company. However, there is no liquid public market for the Company's common shares and it is unlikely that liquidity for the Company's shares will develop. The Board has determined that the costs of remaining a public company are not justifiable, nor in the best interest of the Company and its shareholders. For this reason, we have called a special meeting of shareholders to vote on a reverse stock split of 1 for 110 and the repurchase of fractional shares in order that the Company may cease to be a public company, reduce its record shareholders to less than 300, and permit numerous small shareholders to receive cash for all of their shares without having to pay brokerage commissions. The transaction is described in detail in the Company's Proxy Statement dated November 12, 2004 which has been mailed to sharheholders and is available on the SEC's website WWW.SEC.GOV. The meeting is scheduled for December 16, 2004 and shares held of record at November 5, 2004 are entitled to vote on the transaction.

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

                                            BISHOP CAPITAL CORPORATION
                                            (Registrant)


Date:   November 12, 2004                   By:  /s/  Robert E. Thrailkill
                                               -------------------------------
                                                      Robert E. Thrailkill
                                                      President
                                                      (Principal Executive
                                                      Officer)


Date:   November 12, 2004                   By:  /s/  Sherry L. Moore
                                               -------------------------------
                                                      Sherry L. Moore
                                                      Chief Financial Officer
                                                      (Principal Financial
                                                      Officer)