Form 10QSB
period 2004-12-31
BISHOP CAPITAL CORP
filed 2005-02-14
CIK 1028426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                   Quarterly Report under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

         For the Quarterly Period Ended               Commission File Number
                 December 31, 2004                            0-21867


                           BISHOP CAPITAL CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Wyoming                                               84-0901126
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

           716 College View Drive, Riverton, Wyoming               82501
            --------------------------------------                --------
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

The number of shares outstanding of the issuer's $.01 par value Common Stock as of February 11, 2005 was 969,127.

Transitional Small Business Disclosure Format
(Check one):    Yes      No  x
                   -----   -----



                                 PART I - FINANCIAL INFORMATION

                           BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET
                                       DECEMBER 31, 2004
                                           (Unaudited)


                                             ASSETS

CURRENT ASSETS:
    Cash and equivalents                                                           $    70,048
    Marketable securities                                                            1,461,401
    Receivables:
        Gas Royalties                                                                   84,390
        Interest and other                                                              16,908
    Prepaid expenses and other                                                             793
                                                                                   -----------
               Total current assets                                                  1,633,540

PROPERTY AND EQUIPMENT:
    Furniture                                                                           30,190
    Vehicles and equipment                                                              92,599
                                                                                   -----------
                                                                                       122,789
    Less accumulated depreciation                                                      (63,791)
                                                                                   -----------
               Net property and equipment                                               58,998

OTHER ASSETS:
    Land under development                                                             689,447
    Investment in limited partnership - Idlewild LLC                                    50,000
    Gas royalty interest, net of amortization of $907,031                              160,020
                                                                                   -----------
               Total other assets                                                      899,467
                                                                                   -----------

TOTAL ASSETS:                                                                      $ 2,592,005
                                                                                   ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                          $    88,590
    Current maturities of long-term debt                                                84,712

    Payable to broker                                                                    1,223
                                                                                   -----------
               Total current liabilities                                               174,525

LONG-TERM DEBT, less current maturities
    Long-term debt                                                                       5,443

MINORITY INTERESTS:                                                                     63,574

INVESTMENT IN LIMITED PARTNERSHIP - CREEKSIDE APARTMENTS:                              259,200

STOCKHOLDERS' EQUITY:

    Preferred stock, no par value; 5,000,000 shares authorized, no shares issued          --
    Common stock, $.01 par value; 15,000,000 shares authorized;
          969,127 shares issued and outstanding                                          9,691

    Treasury stock; 0 shares                                                              --
    Capital in excess of par value                                                   2,267,681
    Retained earnings                                                                 (188,109)
                                                                                   -----------
               Total stockholders' equity                                            2,089,263
                                                                                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY:                                        $ 2,592,005
                                                                                   ===========


               See accompanying notes to these consolidated financial statements.

                                               2


                                BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)



                                                           For the Three Months      For the Nine Months
                                                             Ended December 31,       Ended December 31,
                                                             2004         2003         2004         2003
                                                             ----         ----         ----         ----
REAL ESTATE SALES:                                        $    --      $  16,685    $    --      $ 651,017

COST OF REAL ESTATE SALES:                                     --         14,622         --        144,727
                                                          ---------    ---------    ---------    ---------
GROSS PROFIT ON REAL ESTATE SOLD:                              --          2,063         --        506,290


COSTS AND EXPENSES:
    General and administrative                              198,643      117,279      528,224      317,311
    Depreciation and amortization                             5,518        7,716       21,168       22,218
                                                          ---------    ---------    ---------    ---------
                                                            204,161      124,995      549,392      339,529
                                                          ---------    ---------    ---------    ---------

LOSS FROM OPERATIONS:                                      (204,161)    (122,932)    (549,392)     166,761


OTHER INCOME (EXPENSE):
    Net gas royalties                                       105,132       76,312      301,542      191,021
    Interest income                                           7,549       10,360       22,024       31,707
    Dividend income                                          10,977        5,916       23,571       16,557
    Rental income                                             5,995        9,454       29,343       21,910
    Net gain (loss) on sale of marketable securities         (6,372)      (1,466)      (4,184)       7,677
    Net unrealized gain (loss) on marketable securities      83,129      113,426      (22,551)     225,004
    Gain (loss) on sale of assets                           159,542         --        157,837         --
    Equity in limited partnership income (loss)                --           --           --       (459,177)
    Interest expense                                         (2,324)      (3,172)      (7,704)     (14,125)
                                                          ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE MINORITY INTEREST:                     159,467       87,898      (49,514)     187,335

MINORITY INTEREST IN (INCOME)
      LOSS OF PARTNERSHIPS:                                 (21,209)     (15,957)     (59,024)    (134,074)
                                                          ---------    ---------    ---------    ---------

NET INCOME (LOSS):                                        $ 138,258    $  71,941    $(108,538)   $  53,261
                                                          =========    =========    =========    =========

INCOME (LOSS) PER SHARE (BASIC AND DILUTED):              $    0.14    $    0.08    $   (0.12)   $    0.06
                                                          =========    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING:                                  969,127      897,022      921,669      897,022
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

                                                    3




                              BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOW
                                               (Unaudited)

                                                                            Nine Months Ended
                                                                              December 31,
                                                                         ----------------------
                                                                           2004         2003
                                                                           ----         ----
CASH FLOWS FOR OPERATING ACTIVITIES:
    Net income (loss)                                                    $(108,537)   $  53,261
    Adjustments to reconcile net income (loss) to net cash
        Provided by (used in) operating activities:
            Common stock issued to employees for compensation               45,000         --
            Common stock issued for legal fee payment                       32,000         --
            Depreciation and amortization                                   21,168       22,219
            Equity in limited partnership loss                                --        459,177
            Net (gain) loss on sale of marketable securities                 4,184       (7,631)
            Net unrealized (gain) loss on marketable securities            (22,551)    (244,047)
            (Gain) loss on sale of fixed assets                           (157,837)        --
            Minority interest in earnings of consolidated subsidiaries      59,024      134,074
          Changes in operating assets and liabilities:
               (Increase) decrease in:
                        Marketable securities                              (74,321)    (243,336)
                        Gas royalties receivable                           (31,582)       4,603
                        Interest and other receivables                      (3,155)      (8,951)
                        Prepaid expenses and other                           6,892       (2,052)
                        Land under development                             (20,508)      49,233
                        Gas royalty interest                                10,008       10,008
               Increase (decrease) in:
                        Accounts payable and accrued expenses               (3,140)     (29,403)
                        Payable to broker                                     (184)     (55,630)
                                                                         ---------    ---------

          Net cash provided by (used) in operating activities             (243,539)     141,525

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of marketable securities                             67,702      149,256
    Purchase of fixed assets                                               (37,599)     (48,164)
    Proceeds from sale of fixed assets                                     320,649         --
    Proceeds from collection of notes receivable                             3,155        2,054
    Other                                                                      819         --
                                                                         ---------    ---------
          Net cash provided by investing activities                        354,726      103,146

CASH FLOWS FROM FINANCING ACTIVITIES:

    Principal payments on borrowings                                      (111,251)    (104,612)
    Advances under notes payable                                            14,487       17,500
    Distributions to minority partners                                     (51,060)    (132,788)
                                                                         ---------    ---------
          Net cash used in financing activities                           (147,824)    (219,900)
                                                                         ---------    ---------

NET INCREASE IN CASH AND EQUIVALENTS:                                      (36,637)      24,771

CASH AND EQUIVALENTS (beginning of period):                                106,685       63,511
                                                                         ---------    ---------

CASH AND EQUIVALENTS (end of period):                                    $  70,048    $  88,282
                                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
    Cash paid for interest                                               $   7,704    $  14,125
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

                                                    4

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Basis of Presentation
---------------------

The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position at December 31, 2004 and results of operations for the interim periods ended December 31, 2004 and 2003. Such adjustments are of a normal and recurring nature. The interim results presented are not necessarily indicative of results that can be expected for a full year. Although the Company believes that the disclosures in the accompanying financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Form 10-KSB/A for the year ended March 31, 2004.

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

In connection with the real estate sales, the Company used the percentage-of-completion method to determine the amount of gross profit to be recognized for the three and nine months ended December 31, 2004 and 2003 as follows:

                                       Three Months Ended     Nine Months Ended
                                           December 31,         December 31,
                                         2004       2003       2004       2003
                                       --------   --------   --------   --------
Sales of real estate                   $   --     $ 16,685   $   --     $651,017
Revenue previously deferred                --         --         --         --
Deferred revenue                           --         --         --         --
                                       --------   --------   --------   --------
                                           --       16,685       --      651,017
Revenue previously recognized              --         --         --         --
Cost of real estate sold                   --       14,622       --      144,727
                                       --------   --------   --------   --------
Gross profit on sale of real estate    $   --     $  2,063   $   --     $506,290
                                       ========   ========   ========   ========

At December 31, 2004, 100% of the development work for real estate sale contracts closed had been completed and, accordingly, 100% of the previously deferred profit was recognized.

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

Gas royalty income is net of amortization of $3,336 for the three months ended December 31, 2004 and 2003 and $10,008 for the nine months ended December 31, 2004 and 2003.

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

Subsequent Events
-----------------

In January 2005 the Company closed on the sale of a residential lot in its Riverton, Wyoming subdivision, resulting in a gain of approximately $3,800.

In October 2004 the Company entered into a conditional contract for the sale of a tract of land in Creekside Center. The sale is contingent upon, among other things; the buyers receiving an approved development plan from the City of Colorado Springs. In order to obtain this approval the tract must be able to be re-platted as a lot. In January 2005 the Company extended the Contingency Date on the contract at the request of the potential buyer.


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

Critical accounting policies and significant estimates:

The Company's accounting policies are discussed in Note 2 to the financial statements of the Company's Form 10-KSB/A for the fiscal year ended March 31, 2004. The more significant policies are discussed within the notes to the financial statements within this Form 10-QSB.

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

Income taxes: The Company has net operating loss tax carry forwards, which future realization is dependent upon generating future taxable income. The tax asset resulting from these loss carry forwards have been offset by a valuation allowance. If the Company achieves profitability over a reasonable period, such valuation allowance will be reversed.

Financial Condition

The following summary table reflects comparative cash flows for the Company as follows:

                                                     Nine Months Ended
                                                        December 31,
                                               ---------------------------
                                                  2004              2003
                                               ----------        ---------
        Net cash provided by (used in):
            Operating activities               $ (243,500)        $141,500
            Investing activities                  354,700          103,100
            Financing activities                 (147,800)        (219,900)

The Company had net cash used in operating of $243,500 and cash flows from operating activities of $141,500 for the nine months ended December 31, 2004 and 2003, respectively. The decrease in cash flows was due primarily to no significant real estate sales, gain on sale of fixed assets, change in marketable securities, and net income offset by minority interests and stock issued for employee compensation and legal fee payment.

Net cash provided by investing activities of $354,700 for the nine months ended December 31, 2004 resulted primarily from proceeds from the sales of the Company's office building, sales of marketable securities and collection of notes receivable offset by fixed asset purchases.

Net cash used in financing activities of $147,800 for the nine months ended December 31, 2004 resulted from principal payments on bank borrowings and distributions to minority partners offset by additional borrowings.

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

In connection with the apartment complex, under terms of the partnership agreement, the Company may have to contribute an additional $259,200 to Creekside Apartments, LLLP, for costs associated with the construction process and other partnership matters. The Company has made loan advances of $215,000. The Company in conjunction with Creekside Apartments has received approval of drainage credits for the drainage work performed in developing Creekside Apartments. The Company's share of the credits is $160,000. However, the funds, when received, will be retained in Creekside Apartments to fund cash flow shortages. The Company anticipates funding for any capital calls in Creekside Apartments would be from liquidation of marketable securities.

Creekside Apartments, LLLP, of which Bishop Capital is a 64.152% Limited Partner, has tenants occupying 312 units in the 328 unit apartment complex located off of Powers Boulevard between Galley and Palmer Park in Colorado Springs, Colorado. Due to the current apartment market in Colorado Springs, rental rates have been discounted in order to obtain the current level of occupancy. In addition to historically low mortgage rates, Colorado Springs has lost nearly 9,000 jobs and had approximately 11,000 troops deployed from Fort Carson. Although conditions are improving, the combination of these factors and events has adversely affected the apartment market and is expected to adversely affect it for several more years.

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

In October 2004, the Company closed on the sale, to an unaffiliated third party, of its office building in Riverton, Wyoming. The building was sold for $290,000, which resulted in a gain of $159,500 on the sale. A portion of the proceeds from the sale was used to pay off the line-of-credit with the bank, which was secured by the office building.

In December 2004 the Company established an unsecured $60,000 line-of-credit with the bank. There have been no advances on this line-of-credit.

The Company believes that existing working capital of $1,459,015 will be sufficient to fund the Company's normal operations, exclusive of real estate development expenditures, during the next twelve months. However, funding for development of Phase III of The Crossing and Phase II of Creekside Center will need to come from the proceeds of future retail lot sales.

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

                  Three Months Ended December 31, 2004 and 2003

The Company had net income of $138,300 for the three months ended December 31, 2004 compared to net income of $71,900 for the comparable period in 2003. The Company had $159,500 gain on sale of assets offset by $198,600 of general and administrative costs. The Company had realized losses on the sale of securities and unrealized gains on marketable securities.

General and administrative expenses increased $81,400 or 69% for the three months ended December 31, 2004 compared to the same period in 2003 and is attributable to increased legal, corporate and fiscal, and employee benefit expenses.

Net gas royalty income increased $28,800 in the current quarter compared to the corresponding quarter in 2003. (The Company had accrued estimates of gas royalty income for December based on prior months' actual revenue.) Natural gas production for the three months ended December 31, 2004 was 21,200 mcf compared to 19,200 mcf for the comparable period in 2003. The average sales price of natural gas increased 42% ($5.68 per mcf compared to $4.01 per mcf), while gas processing costs increased $4,300 in the three months ended December 31, 2004 compared to the three months ended December 31, 2003. The Company exercises no control with respect to the operation of this gas property and furthermore, the royalty income is largely dependent on net price received for gas.

Interest income for the three months ended December 31, 2004 decreased $2,800 compared to the same period in 2003 due to a decrease in interest from corporate note investments. Dividend income for the three months ended December 31, 2004 increased $5,100 compared to the three months ended December 31, 2003, due to an increase in dividend paying securities.

The decrease in rental income for the three months ended December 31, 2004 of $3,500 compared to the same period in 2003 was due to the sale of the Company's office building in October 2004.

The realized loss of $6,400 on sale of marketable securities is the result of sales of securities below the Company's cost compared to loss of $1,500 for the same three months in 2003.

The net unrealized gain on marketable securities of $83,100 for the three months ended December 31, 2004 represents the net change from September 30, 2004 in the market value of the marketable securities portfolio.

The Company had realized gain resulting from the sale of its office building in Riverton, Wyoming of $159,500.

Minority interest in earnings of consolidated subsidiaries of $21,200 for the three months ended December 31, 2004 represents Bridger Creek Partnership's limited partner's 20% share of net gas royalty income computed on a fiscal year basis and Bishop Powers, Ltd.'s limited partners' 19% interest in the Colorado Springs, Colorado property under development.

Interest expense decreased $800 for the three months ended December 31, 2004 compared to the same period in 2003 primarily due to repayment of bank borrowings under the bank line of credit.

                  Nine Months Ended December 31, 2004 and 2003

The Company's a net loss for the nine months ended December 31, 2004 of $108,500 compared to net income of $53,300 for the comparable period in 2003. The Company had increased general and administrative, increased gas royalty income, increased gain on sale of fixed assets and decreased minority interest offset by decreased realized and unrealized gains on marketable securities.

General and administrative expenses increased $210,900 or 66% for the nine months ended December 31, 2004 compared to the same period in 2003 and is attributable to increased legal, corporate and fiscal, and employee benefit expenses.

Net gas royalties increased $110,500 in the nine months ended December 31, 2004 compared to the corresponding nine months in 2003. (The Company accrued estimates of gas royalty income for December are based on prior months' actual income.) Natural gas production for the nine months ended December 31, 2004 was 70,400 mcf compared to 52,300 mcf for the comparable period in 2003. The average sales price of natural gas increased 28% ($5.26 per mcf compared to $4.09 per mcf) and gas processing costs and production taxes increased $33,700 compared to the nine months ended December 31, 2003.

Interest income decreased $9,700 for the nine months ended December 31, 2004 compared to the same period in 2003 primarily due to the sale of interest bearing securities. Dividend income increased $7,000 or 42% compared to the comparable period in 2003 due to an increase in dividend producing security investments.

Rental income decreased $7,400 for the nine months ended December 31, 2004 compared to the same period in 2003 due to the sale of the Company's office building.

The realized loss of $4,200 on sale of marketable securities in the current quarter is the result of sales of securities below the Company's cost compared to gain of $7,700 for the same nine months in 2003.

Net unrealized loss on marketable securities of $22,600 for the nine months ended December 31, 2004 represents the net change from March 31, 2004 in the market value of the marketable securities portfolio.

Minority interest in earnings of consolidated subsidiaries of $59,000 for the nine months ended December 31, 2004 represents Bridger Creek Partnership's limited partner's 20% share of net gas royalty income computed on a fiscal year basis and Bishop Powers, Ltd.'s limited partners' 19% interest in the Colorado Springs, Colorado property under development.

Interest expense for the nine months ended December 31, 2004 decreased $6,400 compared to the same period in 2003 due to reduction of the bank line-of-credit.

Recent Financial Reporting Releases

SFAS 123R applies to all awards granted after the required effective date (the beginning of the first interim or annual reporting period that begins after December 15, 2005) and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under Statement 123 will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of the retrospective application under which financial statements for prior periods adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. As a result, beginning in our fiscal quarter ended June 30, 2006, we will adopt SFAS 123R and begin reflecting the stock option expense determined under fair value based methods in our income statement rather than a pro forma disclosure in the notes to the financial statements. We do not believe the adoption of SFAS 123R will have a material impact on our financial position or results of operation.

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

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          On November 23, 2004 Robert Robotti, together with his investment company, owns approximately five percent (5%) of the Registrant's common stock filed an action in the Federal District Court, Southern District of New York seeking to prevent the Special Meeting of the Registrants' Shareholders called for December 16, 2004. The purpose of the Meeting was for the shareholders to consider and vote on an amendment to the Registrant's Articles of Incorporation to effect a 1 for 110 reverse stock split, which would result in the Registrant having less than 300 shareholders of record of its common stock. The Registrant would then be able to terminate the registration of its common stock under the Securities and Exchange Act of 1934 and to no longer be obligated to file periodic reports, such as quarterly and annual reports, and to make other filings with the Securities and Exchange Commission. The Registrant would no longer incur the substantial economic burden of being a public company when it could not obtain the principal benefits of being a public company - in particular, having a sustained public market and liquidity for its common stock; and, the ability to raise capital in the public market.

          Robotti bought additional shares during 2004 knowing that the Registrant would seek shareholder approval of the amendment to the Registrants' Articles of Incorporation in order to no longer incur the substantial expense of remaining a public company. Almost a year before the Meeting Robotti notified the Registrant that he wanted to buy all of its outstanding shares for $1. Later he made other offers, all of which were rejected by the Registrant and are disclosed in the Registrant's Proxy Statement related to the Shareholder Meeting.

          In his lawsuit filed shortly before the Shareholders Meeting, Robotti claimed that the Registrant's Proxy Statement was materially inaccurate regarding, among other things, the information concerning the value of the Registrant's assets. Robotti sought a court order to require the Registrant to amend the Proxy Statement in accordance with his views, if the Registrant were to proceed with a Shareholders Meeting. The Registrant responded by filing a motion to transfer the case to the Federal District Court for Wyoming, where the Registrant is incorporated and has its principal place of business. The Registrant also filed a motion for dismissal. At the suggestion of the Court, the parties agreed to enter a standstill agreement under which the Shareholder Meeting and vote would proceed, but the amendment - if approved by the shareholders - would not be made effective pending court determination or other resolution of the litigation.

          At the December 16, 2004 Special Meeting of Shareholders, the Regsitrant's shareholders voted overwhelmingly in favor to the amendment to the Registrant's Articles of Incorporation and the Registrant eliminating the substantial expense of continuing to be an SEC reporting company.

          On December 21, 2004 the Court granted Registrant's motion and transferred the action from New York to the Wyoming Federal District Court, where Registrant's motion to dismiss will be ruled on. The Wyoming court has scheduled an Initial Pre-Hearing Conference for March 16, 2005.

Item 2.   Changes in Securities

          None

Item 3.   Default Upon Senior Securities

          None



Item 4.   Submission of Matters to a Vote of Security Holders

          At a Special Meeting of Shareholders held on December 16, 2004, the shareholders of the Registrant voted in favor of an amendment to its Articles of Incorporation to effect a 1 for 110 reverse stock split and repurchase resulting fractional shares. Upon implementing the reverse stock split, there will be less than 300 shareholders of record of the Registrant's common stock. The Registrant will then be eligible, and intends to terminate the registration of its common stock under the Securities and Exchange Act of 1934. The Registrant's duty to file periodic reports, such as quarterly and annual reports, and to make other filings with the Securities and Exchange Commission will then end. As a result, the Registrant would no longer incur the substantial economic burden of being a public company when it could not obtain the principal benefits of being a public company - in particular, having a sustained public market and liquidity for its common stock; and, the ability to raise capital in the public market.

          651,856 shares were represented at the Meeting, more than a majority of the 969,127 shares of common stock outstanding and entitled to vote on the amendment as of the November 5, 2004 record date. 544,318 shares were voted in favor of the amendment; 104,712 shares against; and 826 shares abstained from voting.

          The shareholders overwhelmingly approved the amendment enabling the Registrant to cease SEC reporting and repurchase post-reverse split fractional shares at $1 per share (on a pre-split share price basis). However, the Registrant will not at this time implement the amendment because of pending litigation with Robert Robotti and his investment company. See Item 1. Legal Proceedings.

          At the December 16, 2004 Special Meeting of Shareholders, the Regsitrant's shareholders voted overwhelmingly in favor to the amendment to the Registrant's Articles of Incorporation and the Registrant eliminating the substantial expense of continuing to be an SEC reporting company.

          On December 21, 2004 the Court granted Registrant's motion and transferred the action from New York to the Wyoming Federal District Court, where Registrant's motion to dismiss will be ruled on. The Wyoming court has scheduled an Initial Pre-Hearing Conference for March 16, 2005.

Item 5.   Other Information

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

          As discussed in Items 1. and 4. above, the Registrant intends to withdraw from registration of its common stock under the Securities and Exchange Act of 1934, and by no longer be subject to its reporting and other provisions, conserve its working capital for pursuing its business plan of operations.

Item 6.   Exhibits and Reports on Form 8-K

          a. Exhibits

          10.24 Contract to Buy and Sell Real Estate dated October 18, 2004 between Bishop Powers, Ltd., a Colorado limited partnership and Galley-Powers One, LLC and/or assigns.

          10.25 Agreement to Amend/Extend Contract dated January 11, 2005 between Bishop Powers, Ltd., a Colorado limited partnership and Galley-Powers One, LLC and/or assigns.

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

                Registrant filed a Form 8-K on December 29, 2004 relating to the shareholder meeting on December 16, 2004 and the Robotti litigation. See items 1 and 4 above.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BISHOP CAPITAL CORPORATION
                                         (Registrant)



Date:   February 11, 2005                By:  /s/  Robert E. Thrailkill
                                            ------------------------------
                                                   Robert E. Thrailkill
                                                   President
                                                  (Principal Executive Officer)


Date:   February 11, 2005                By:  /s/  Sherry L. Moore
                                            ------------------------------
                                                   Sherry L. Moore
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)