Form 10KSB
period 2005-03-31
BISHOP CAPITAL CORP
filed 2005-06-29
CIK 1028426

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                    For the Fiscal Year Ended March 31, 2005

Commission file number:  0-21867

                           BISHOP CAPITAL CORPORATION
                   -------------------------------------------
                 (Name of small business issuer in its charter)

          Wyoming                                          84-0901126
          -------                                          ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

222 N. Broadway, Riverton, Wyoming                            82501
----------------------------------                            -----
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number:  (307) 856-3800

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

Issuer's revenues for fiscal year ended March 31, 2005 were $ 5,174.

The aggregate market value of the voting stock held by non-affiliates as of June 24, 2005 was $1,695,972.

The number of shares outstanding of the issuer's common stock as of June 24, 2005 was 969,127.

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

The Company had three full-time employees as of March 31, 2005.

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

Management has been evaluating the significant and continually increasing cost, compared to the benefit, if any, of remaining a public company including the costs of maintaining accounts for approximately 1,700 shareholders of record owning less than 110 shares. The Company is incurring substantial expenses to be a public company. However, there is no liquid public market for the Company's common shares and it is unlikely that liquidity for the Company's shares will develop. The Board has determined that the costs of remaining a public company are not justifiable, nor in the best interest of the Company and its shareholders. For this reason, a Special Meeting of the Registrants' Shareholders was called for December 16, 2004. The purpose of the Meeting was for the shareholders to consider and vote on an amendment to the Registrant's Articles of Incorporation to effect a 1 for 110 reverse stock split, which would result in the Registrant having less than 300 shareholders of record of its common stock. The Registrant would then be able to terminate the registration of its common stock under the Securities and Exchange Act of 1934 and to no longer be obligated to file periodic reports, such as quarterly and annual reports, and to make other filings with the Securities and Exchange Commission. The Registrant's management determined that it was in the Registrant's best interests to no longer incur the substantial economic burden of being a public company when the Registrant could not obtain the principal benefits of being a public company - in particular, having a sustained public market and liquidity for its common stock; and, the ability to raise capital in the public market.

Upon implementing the reverse stock split and repurchase of fractional shares, the Company can terminate the registration of the common stock under the Exchange Act pursuant to Section 12(g)(4) of the Exchange Act, and the Company's duty to file periodic reports with the SEC, such as quarterly and annual reports, will end.

At the December 16, 2004 Special Meeting of Shareholders, the Registrant's shareholders voted overwhelmingly in favor of the amendment to the Registrant's Articles of Incorporation and the Registrant's eliminating the substantial expense of continuing to be an SEC reporting company. 651,856 shares were represented at the Meeting, more than a majority of the 969,127 shares of common stock outstanding and entitled to vote on the amendment as of the November 5, 2004 record date. 544,318 shares were voted in favor of the amendment; 104,712 shares against; and 826 shares abstained from voting.

The Company is not implementing the reverse split transaction, nor is it terminating SEC reporting pending resolution of litigation. See, "Legal Proceedings."

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

     In October 1998, the Company entered into a limited partnership agreement (Creekside Apartments, LLLP) with an unrelated third party to develop and construct a 328 unit apartment complex (the "Project"). The Project was subject to the successful rezoning of the 18 acres of undeveloped real property owned by the Company and favorable Project financing. The rezoning process was completed and approved by the appropriate governmental authorities in February 2000. In November 2001 construction and permanent financing was obtained with a HUD 221
(d) 4 loan of $27,867,900 with a fixed rate of 6.85% and will cover the 24-month construction period as well as the 40-year permanent term. Construction began in December 2001 with completion in November 2003. The first units were available for occupancy in November 2002. The land was contributed to the partnership in conjunction with the non-recourse HUD loan closing at an agreed upon value of $1,600,000 for an initial 80% limited partnership interest. The unrelated third party contributed services at an agreed upon value of $400,000 for the remaining 20% limited partnership interest. This unrelated third party is also the general partner and earned a 20% partnership interest upon the successful lender pre-application conference. Any distributions from the partnership will be allocated to the partners as defined in the partnership agreement, which gives the limited partners a 10% return of investment preference before any distributions are made to the general partner. In addition, the limited partners may be required to loan the partnership up to $400,000. As of March 31, 2005, the Company had advanced funds of $215,000 to the partnership for costs associated with the development process.

     As its contribution to Creekside Apartments, LLLP, Bishop Powers transferred 19.7 acres to the partnership at a cost of $58,800. Approximately 18 acres have been used for the apartment site and the balance has been used to extend a public access road along the west side of Creekside Center to the apartments. This road will also provide access to the unsold property in Creekside Center. The water main and electrical service for the apartments were installed adjacent to this road and will provide those services to the remaining property in Creekside Center.

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

Riverton, Wyoming. In October 1995, the Company acquired approximately 5 acres of undeveloped real estate located adjacent to a golf course in Riverton, Wyoming for $80,000 and expended approximately $154,000 for improvements (utilities, drainage, roadway, etc.) in developing a 15 lot subdivision. During fiscal year 1999, the Company replatted 12 of the remaining 14 lots into 10 lots to increase their size. In the current fiscal year, the Company sold 2 of the 7 lots available for sale for a gross profit of $5,200. An additional lot is platted but has very limited marketability due to multiple easements on the property.


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

At March 31, 2005, the net carrying value of this interest was $156,684.

The royalty interest is in the Madden Unit (the "Unit") which produces natural gas from producing horizons between 5,500 and 24,000 feet. A gas processing plant in which the Partnership has no ownership interest treats the "sour gas" produced from the Madison formation (24,000 feet). The plant (Lost Cabin Gas Plant) is comprised of three trains with a total processing capacity of 310 mmcfd (million cubic feet per day) from seven completed Madison wells. Although some of these wells are not within the participating area in which the Company owns royalty interests. The saleable plant products include oil and sulfur. Carbon dioxide, which is also removed from the sour gas, is being vented since there is no current local market. The Partnership's royalty interest is subject only to plant processing costs and severance and ad valorem taxes.

In June 2003, Burlington Resources Inc. shut down the Lost Cabin Gas Plant as a precautionary measure. At least one high pressure gas gathering line supplying gas to the plant kinked. Several days later partial production was restored and preliminary repair work had begun. All repairs to the flowlines have been completed and all wells are back on production. The Company is currently receiving royalty from five of the producing wells due to the recent expansion of the participating area.

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

Description of Property
-----------------------

The Company's principal properties consist of approximately 18 acres of developed and undeveloped real estate in Colorado and 5 subdivision lots and natural gas royalty interest in Wyoming. None of the properties are held subject to any encumbrance.

Real Estate Investment Policies

Although the Company has no formal policy as to the allocation of assets among its real estate investments, the Company has limited such investments to its present real estate holdings that were acquired primarily for capital gain and income. The Company has 23 percent of its assets invested in developed and undeveloped real estate and negative 10 percent in the apartment complex in Colorado Springs, Colorado, and an additional 3 percent of its assets in developed real estate in Riverton, Wyoming. The allocation of assets and investments may be changed without a vote of the Company's shareholders. At this time, there are no plans to change the ratio. The Company does not anticipate any major investments in real estate mortgages or securities of, or interests in, companies primarily engaged in real estate activities. The Company expects most financing and operating requirements will be met through working capital. There are no limitations on the number or amount of mortgages that may be placed on any one piece of property. There is no other material company policy with respect to real estate.

The Company's major real estate investment is the undeveloped real estate in Colorado Springs, Colorado. Several new retail development centers and residential areas north and east of the Company's property have been constructed or are in the planning stages. A Wal Mart Superstore is now open on the former Hitters Haven property and the 328 unit Creekside Apartments has been constructed adjacent to the unsold Creekside Center at Galley property. The Company's property, which is zoned PBC-2 (Planned Business Center) and OC (Office Complex), allows most commercial and retail uses and the OC zoning permits office uses as well as destination restaurants.

The last three years, Colorado Springs has experienced considerable economic adversity and now is beginning to show signs of strengthening with gains being concentrated in retail trade, professional and technical services (defense-related contracting), and local school districts. "Nearly 6,500 new dwelling units were permitted during 2004 with 5,774 of that being for single family units. However, only 710 new multifamily units were permitted during the year. New apartment construction has slowed considerably in recent years in response to vacancy rates that have hovered in the low double-digit range. Low home mortgage rates, however, continue to spur demand for new single-family homes. Also, with both the stock market and bond market generating meager yields, it appears that many area residents have been viewing real estate as better investment alternative." "A total of 6,500 new units are anticipated to be constructed in 2005 with nearly 6,000 of that total being single-family units." The troops at Ft. Carson are a significant part of the economy in the area surrounding the Company's property. The relocation of 3,700 troops to Fort Carson in mid-2005 will be largely offset by deployments. These factors have pushed apartment occupancies down causing rental rate discounting. "The recovery of the Colorado Springs economy is anticipated to gain momentum in 2005 although the overall performance of the economy will likely be below historic norms." City of Colorado Springs 2005 Budget Report, Economic Overview and Outlook.

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

Policy with Respect to Certain Activities

The following describes the policy or proposed policy with respect to each of the following types of activities:

     (a) To issue senior securities.

     The Company is authorized to issue 15,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, no par value per share. As of June 24, 2005 there were 969,127 shares of common stock outstanding, no class of preferred stock has been designated and there are no preferred shares outstanding. The Company has not, and does not intend at this time to issue any preferred stock or any senior securities.

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

     The Company has not repurchased shares of its common stock in the last three years. Other than in connection with the proposed reverse stock split the Company does not intend, at this time, to repurchase or otherwise reacquire its shares or other securities.

     (i) To make annual or other reports to security holders.

     The Company's common stock is currently registered under Section 12(g) and the Company is filing annual, periodic and other reports pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"). The Company's shareholders have approved the proposed reverse stock split and repurchase of fractional shares in the going private transaction. If this transaction is completed, the Company will no longer be required to, and will not, file reports under the 1934 Act. However, the Company will provide shareholders with year-end financial statements upon written request.

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

The western boundary of the remaining approximate 8 acres of developable real estate borders a drainage channel that will require certain improvements prior to platting any additional lots in this development. The Company estimated that the drainage channel improvement costs would be approximately $200,000. The Company has reviewed this estimate and believes current costs would be approximately $320,000.

When the Company develops Phase III in The Crossing at Palmer Park Center, it will incur development costs for utilities, storm sewer, paving, and additional drainage channel improvements. The Company will not commence this development until it has closed on a Phase III lot sale to fund the estimated on-site and off-site development costs of approximately $546,000.

The Company has one developed lot in the Crossing at Palmer Park Center, which has limited marketability due to utility easements on the property.

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

The Company has completed all of the site development work for Phase I off-site and on-site improvements consisting of grading, utilities, storm sewer, paving and curb and gutter with a cost of $695,000. All escrowed funds and financial assurances to the City have been released. In addition, a change order was signed for the costs of installing a 24" city water main to service Creekside Center. Reimbursement from the City has been applied for, although reimbursements are not guaranteed and are subject to Water Resources Department approval and available funds. Accordingly no amounts have been accrued in the accompanying financial statements. The Company is continuing to market the remaining lot in Phase I and the undeveloped approximate 9 acre parcel. The Company has no sales pending for property in Creekside Center at Galley, but is exploring options other than direct sales.

In October 2004 the Company entered into a conditional contract for the sale of a tract of land in Creekside Center. The sale was contingent upon, among other things; the buyers receiving an approved development plan from the City of Colorado Springs. In order to obtain this approval the tract must be able to be re-platted as a lot. In January 2005 the Company extended the Contingency Date on the contract at the request of the potential buyer.

Creekside Apartments

In October 1998, the Company entered into a limited partnership agreement with an unrelated third party (a major Colorado real estate management company) to develop and construct a 328 unit apartment complex (the "Project"). The Project was subject to the successful rezoning from PBC-2 to R-5 of the 18 acres of undeveloped real property owned by the Company and favorable Project financing. The rezoning process was completed and approved by the appropriate governmental authorities in February 2000. The cost of the Project was $28,500,000 of which $27,868,000 was financed by a non-recourse HUD 221 (d) 4 loan with a fixed rate of 6.85% which covered the 24-month construction period as well as the 40-year permanent term from the U. S. Department of Housing and Urban Development. There are no pre-payment provisions through 2009 and then yield maintenance through 2014. The loan, which will mature in 2043, has a current principle balance of $27,707,000. If all scheduled payments are made there will be no balance due at maturity. Construction began in December 2001 with completion in November of 2003. The Company has contributed the land to the partnership at an agreed upon value of $1,600,000 for an initial 80% limited partnership interest. The unrelated third party will contribute services with an agreed upon value of $400,000 for the remaining 20% limited partnership interest. This unrelated third party will also be the general partner. After limited partners have received a cumulative preferred return of 10% on their capital contributions, distributions to the partners will be 20% to the general partner and the remaining 80% to the limited partners. Any distributions from the partnership will be allocated to the partners as set forth in the partnership agreement.

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

Creekside Apartments, LLLP, of which Bishop Capital is a 64.152% Limited Partner, began leasing of completed apartments in November 2002. Rental rates range from $749 to $1079 per month for a 9 - 12 month lease. Tenants currently occupy 308 units of the 328 unit apartment complex located in Colorado Springs, Colorado. Although the occupancy rate is high, rents are being discounted to maintain this rate. Not withstanding this high occupancy rate, Creekside had a net loss of $1,177,000 for the year ended December 31, 2004.

The following table shows lease expirations, as of May 31, 2005, for the next ten years, assuming none of the tenants exercises renewal options (unaudited):


                 Number                 Gross Rentable Area                    Annualized Base Rent
  Expiration     of Leases              -------------------                    ---------------------
     Year        Expiring         Square Footage        % of Total          $ Amount          % of Total
--------------------------------------------------------------------------------------------------------
     2005            223             221,439              67.94            2,258,678              68
     2006             84              83,412              25.61              850,802              26
     Model             1               1,280                .39                --                --
    Vacant            20              19,569               6.06              199,603               6

    Totals           328             325,700             100.00           $3,309,083             100.00

The Partnership is using the MACRS depreciation method with a current depreciable cost basis in Creekside Apartments of $23,751,662. The depreciation will be taken as shown below:

      Classification                Basis             Current Year Depreciation
      --------------                -----             -------------------------

      27.5 years                 $20,237,891                  $718,876
      15.0 years                   1,517,441                   110,562
       7.0 years                      36,885                     8,357
       5.0 years                   1,956,458                   597,665
       5.0 years (offsite)           343,966                    32,677


Realty taxes are based on an assessment percentage applied to the market value of the property before taxes are calculated. The assessment percentage for residences is projected to be 7.96%. Based on the current mill levy of .073512 the annual taxes on the project are estimated to be $152,180.

Reserves
--------

Reserve information relating to the natural gas royalty interest owned is not included in this report because the information is not made available to royalty interest owners by Louisiana Land and Exploration Company, a wholly-owned subsidiary of Burlington Resources Inc., the operator of the properties. The Company's share of production from the royalty interest for the year ended March 31, 2005 was 107,100 mcf.

Legal Proceedings
-----------------

    On November 23, 2004 Robert Robotti, together with his investment company, who own approximately 8.9 percent (8.9%) of the Registrant's common stock filed an action in the Federal District Court, Southern District of New York seeking to prevent the Special Meeting of the Registrants' Shareholders called for December 16, 2004. The purpose of the Meeting was for the shareholders to consider and vote on an amendment to the Registrant's Articles of Incorporation to effect a 1 for 110 reverse stock split, which would result in the Registrant having less than 300 shareholders of record of its common stock. The Registrant would then be able to terminate the registration of its common stock under the Securities and Exchange Act of 1934 and to no longer be obligated to file periodic reports, such as quarterly and annual reports, and to make other filings with the Securities and Exchange Commission. The Registrant's management determined that it was in the Registrant's best interests to no longer incur the substantial economic burden of being a public company when the Registrant could not obtain the principal benefits of being a public company - in particular, having a sustained public market and liquidity for its common stock; and, the ability to raise capital in the public market.

Robotti bought additional shares during 2004 knowing that the Registrant would seek shareholder approval of the amendment to the Registrants' Articles of Incorporation in order to no longer incur the substantial expense of remaining a public company. Almost a year before the Meeting, Robotti notified the Registrant that he wanted to buy all of its outstanding shares for $1. Later he made other offers to purchase select assets of the Registrant and also, to purchase all of its shares for $2 per share, all of which were rejected by the Registrant and are disclosed in the Registrant's Proxy Statement related to the Shareholder Meeting. While Robotti wanted to buy the shares for himself for $1 and $2, he himself now claims that the shares are worth over $9 per share.

In his lawsuit filed shortly before the Shareholders Meeting, Robotti claimed that the Registrant's Proxy Statement was materially inaccurate regarding, among other things, the information concerning the value of the Registrant's assets, which Robotti sought to buy for less that book value per share. Robotti sought a court order to require the Registrant to amend the Proxy Statement in accordance with his views, if the Registrant were to proceed with a Shareholders Meeting. The Registrant responded by filing a motion to transfer the case to the Federal District Court for Wyoming, where the Registrant is incorporated and has its principal place of business. The Registrant also filed a motion to dismiss Robotti's lawsuit. At the suggestion of the Court, the parties agreed to enter a standstill agreement under which the Shareholder Meeting and vote would proceed, but the amendment - if approved by the shareholders - allowing the Registrant to discontinue incurring the significant expense of SEC reporting, would not be made effective pending court determination or other resolution of the litigation.

At the December 16, 2004 Special Meeting of Shareholders, the Registrant's shareholders voted overwhelmingly in favor of the amendment to the Registrant's Articles of Incorporation and the Registrant's eliminating the substantial expense of continuing to be an SEC reporting company. 651,856 shares were represented at the Meeting, more than a majority of the 969,127 shares of common stock outstanding and entitled to vote on the amendment as of the November 5, 2004 record date. 544,318 shares were voted in favor of the amendment; 104,712 shares against; and 826 shares abstained from voting.

On December 21, 2004 the Court granted Registrant's motion and transferred the action from New York to the Wyoming Federal District Court, where Registrant's motion to dismiss will be ruled on. The Wyoming court held a hearing on the motion to dismiss on May 16, 2005, but has not yet ruled on the motion. A hearing on Robotti's motion for an injunction is scheduled for July 26-28.


Submission of Matters to a Vote of Security Holders
---------------------------------------------------

At a Special Meeting of Shareholders held on December 16, 2004, the shareholders of the Registrant voted in favor of an amendment to its Articles of Incorporation to effect a 1 for 110 reverse stock split and the repurchase of the resulting fractional shares. Upon implementing the reverse stock split, there will be less than 300 shareholders of record of the Registrant's common stock. The Registrant will then be eligible, and intends to terminate the registration of its common stock under the Securities Exchange Act of 1934. The Registrant's duty to file periodic reports, such as quarterly and annual reports, and to make other filings with the Securities and Exchange Commission will then end. As a result, the Registrant would no longer incur the substantial economic burden of being a public company when it could not obtain the principal benefits of being a public company - in particular, having a sustained public market and liquidity for its common stock; and, the ability to raise capital in the public market.

651,856 shares were represented at the Meeting, more than a majority of the 969,127 shares of common stock outstanding and entitled to vote on the amendment as of the November 5, 2004 record date. 544,318 shares were voted in favor of the amendment; 104,712 shares against; and 826 shares abstained from voting.

The shareholders overwhelmingly approved the amendment enabling the Registrant to cease SEC reporting and repurchase post-reverse split fractional shares at $1 per share (on a pre-split share price basis). However, the Registrant will not at this time implement the amendment because of pending litigation with Robert Robotti and his investment company. See Legal Proceedings.


Subsequent Events
-----------------

In May 2005 the potential buyer for the tract of land in Creekside Center terminated all its contractual rights because it could not resolve the numerous development issues with this property.

In June 2005, the Company sold a residential lot in Riverton, Wyoming at a profit of approximately $2,600.

                                     PART II


Market for Common Equity and Related Stockholder Matters
--------------------------------------------------------

Common Stock

The Company's common stock (trading symbol "BPCC") is quoted on the Pink Sheets. However, there is no public market for the Company's shares. The following table shows the high and low bid prices for the common stock of the Company for the periods indicated as reported by Pink Sheets. The quotations represent prices between dealers and do not include retail mark-up, markdown, or commission and may not represent actual transactions.


           Quarter Ended                 High Bid                Low Bid
           -------------                 --------                -------

             3/31/03                       1.01                     .55
             6/30/03                        .75                     .55
             9/30/03                        .65                     .20
            12/31/03                        .70                     .20

             3/31/04                       1.70                      .70
             6/30/04                       1.75                    1.30
             9/30/04                       2.25                    1.50
            12/31/04                       2.25                    1.35

             3/31/05                       2.85                    1.35

As of June 24, 2005, there were approximately 1,800 holders of record of the Company's common stock (which number does not include shareholders whose shares are held of record by brokerage firms).

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

Future obligations to Creekside Apartments investments

The Company has recorded losses in Creekside Apartments under the equity method as described in the notes to the financial statements within this Form 10-KSB. The Company has committed to advance to the partnership an additional $259,200. At this time the Company does not anticipate making advances in excess of this amount. The general partner in Creekside has indicated that the Company may be required to advance up to an additional $1,950,000 to preserve its current partnership interest percentage. The Company currently does not intend to make any such advances. As of March 31, 2005, the Company has not recorded approximately $718,000 of additional losses attributable to its ownership interest. To the extent the Company commits to advance to the Creekside partnership additional funds in excess of the $259,200 currently committed, additional losses would be recorded. To reduce future capital requests, the Company may sell a portion or all of its investment interest. Such sale would impact the ultimate return realized by the Company on this investment.

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

Results of Operations

The Company had a net loss of $128,800 for the fiscal year ended March 31, 2005 compared to net loss of $26,700 for fiscal 2004. The increase is primarily attributable to an increase in gas royalties, gain on sale of property and equity in partnership losses offset by decreases in real estate sales, realized and unrealized gain on marketable securities, in minority interests in earnings.

Fiscal 2005 Compared to Fiscal 2004

The Company had 2 residential lot sales in fiscal 2004. In fiscal 2003, there was 1 commercial and 3 residential real estate sales. Gross profit of $5,200 on real estate sold in fiscal 2005 resulted from the sale of residential lots.

General and administrative expenses increased $190,900 or 43% in fiscal 2005 due primarily to increases of $93,300 in legal fees, $28,000 in corporate and fiscal, $21,400 in personnel expense, and $21,800 in payroll due to stock bonuses.

Depreciation and amortization decreased $3,900 or 13% in fiscal 2005 due to the sale of the office building.

Gas royalties, net of amortization, increased $194,900 in fiscal 2005 compared to fiscal 2004 primarily due to increases in gas prices and approval of expanding the unit. Natural gas production increased 42% (107,100 mcf in 2005 compared to 75,500 mcf in 2004) and the average sales price of natural gas increased over 2004 ($ 5.28 per mcf in 2005 compared to $4.41. per mcf in 2004). Gas processing costs and production taxes increased 70% ($75,900 in 2005 compared to $44,600 in 2004) primarily due to increased production and unit expansion.

Interest income decreased $13,600 or 32% in fiscal 2005 from fiscal 2004 primarily due to portfolio changes in interest bearing investments.

Dividend income increased $8,500 or 38% in fiscal year 2005 from fiscal 2004 primarily due to an increase in equities in the Company's investment portfolio.

Rental income increased $1,100 or 4% in fiscal 2005 from fiscal 2004 primarily due to additional space leased in the Company owned office building offset by losses due to the sale of the office building.

The net loss on sale of marketable securities of $7,500 in fiscal 2005 is primarily due to the sale of securities below cost.

The net unrealized loss on marketable securities of $88,500 in fiscal 2005 represents the net change in the market value of the trading securities portfolio from March 31, 2004.

Equity in limited partnership income reflected a loss of $498,200 in fiscal 2004 due to losses on the apartment complex mainly from depreciation and mortgage interest accruals. In 2005 no equity in limited partnership income was recorded due to the extent the Company has committed to advance Creekside $259,200. To the extent the Company commits to advance to the Creekside partnership additional funds in excess of the $259,200 currently committed, additional losses would be recorded.

Interest expense decreased $8,200 in fiscal 2005 compared to fiscal 2004 primarily due to repayments of the bank note.

The minority interest in income of partnerships of $85,600 represents Bridger Creek Partnership's limited partner's 20% share of net gas royalty income computed on a fiscal year basis and the limited partners of Bishop Powers, Ltd. 19% interest in the Colorado Springs, Colorado property under development.

Financial Condition

At March 31, 2005, the Company had working capital of $1,216,000.

The following summary table reflects comparative cash flows for the Company for the years ended March 31, 2005 and 2004:

                                                          Years Ended
                                                            March 31,
                                                   ------------------------
                                                      2005           2004
                                                      ----           ----

 Net cash provided by (used in):
        Operating activities                       $ (220,500)       74,700
        Investing activities                          374,800       211,000
        Financing activities                         (175,100)     (242,600)

Net cash used in operating activities in fiscal year 2005 is primarily attributable to an increase from the sale of the Company's office building of $157,800, an increase in marketable securities of $139,700 offset by a decrease of $85,700 in minority interests, an unrealized loss on marketable securities of

$88,500 and issuance of $77,000 of common stock as employee compensation and fee payment. By comparison, in fiscal year 2004, a reduction of $459,200 in equity in limited partnerships income, a decrease of $144,400 in minority interests and a decrease in land under development of $58,800 offset by an increase in marketable securities of $338,800, an unrealized gain on marketable securities of $202,100 a $52,000 increase in land under development, realized gain of $53,900 on marketable securities and a reduction in payable to broker of $86,400.

Net cash provided by investing activities in fiscal 2005 resulted primarily from proceeds from sale of fixed assets of $290,600 and proceeds from sales of marketable securities of $90,800 offset by purchase of fixed assets of $7,000. In fiscal 2004, net cash provided by investing activities resulted primarily from a marketable security sales proceeds of $257,200 and collection on notes receivable of $2,800 offset by fixed asset purchases of $48,200.

Net cash used in financing activities in fiscal 2005 resulted primarily from repayment of borrowings of $112,000 and distributions to minority partners of $68,200 offset by advances on notes payable of $6,000. Net cash used in financing activities in fiscal 2004 resulted primarily from repayment of borrowings of $314,000 and distributions to minority partners of $143,500 offset by advances on notes payable of $214,900.

The Company's material commitments for capital expenditures in the next twelve months will be in conjunction with the undeveloped acreage in Colorado Springs, Colorado relating to (i) the Phase III development of "The Crossing at Palmer Park" on the remaining approximate 9 acres (ii) the "Creekside Apartments" consisting of 328 units on 18 acres (iii) the Phase II development of "Creekside Center at Galley" on approximately 9 acres (iv) the proposed purchase of fractional shares.

When the Company plats the next Phase III lot of "The Crossing at Palmer Park," it will incur development costs for additional drainage channel improvements. The Company anticipates that the estimated costs of $320,000 for these improvements will be funded by cash proceeds from lot sales.

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

The Company estimates that approximately $85,000 will be paid to shareholders out of working capital to repurchase fractional shares if the proposed reverse stock split transaction is implemented. See "Proposed Withdrawal from SEC Reporting and "Legal Proceedings."

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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

Bishop Capital is exposed to the impact of interest rate changes and change in the market values of its investments. Based on our market risk sensitive instruments outstanding as of March 31, 2005, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

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

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

None.

                                    PART III


Directors and Executive Officers

Identification of Directors and Executive Officers

       Name                Age                       Office
       ----                ---                       ------

Robert E. Thrailkill        73            Chairman of the Board, President
                                          and Chief Executive Officer

Sherry L. Moore             56            Secretary, Director and Chief
                                          Financial Officer

Robert J. Thrailkill        46            Director

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

Executive Compensation

Summary Compensation Table

The following table sets forth the compensation received by the Chief Executive Officer for the years ended March 31, 2005, 2004 and 2003. No other executive officer had total annual salary and bonus exceeding $100,000 for the year ended March 31, 2005.

                                                                                         Long Term
     Name                              Annual Compensation                          Compensation Awards
     and                   --------------------------------------------       -----------------------------
   Principal                                               Other Annual         Restricted          Options
    Position                Year     Salary     Bonus      Compensation       Stock Award ($)       SARS(#)
    --------                ----     ------     -----      ------------       ---------------       -------
Robert E. Thrailkill        2005    $131,800   $  --        $ 30,000 (3)        $    --                --
President, Chief            2004     131,800      --            --   (2)             --                --
Executive Officer           2003     145,000      --          29,000 (1)             --                --
and Director

--------------

     (1) Consists of two issues of 20,000 restricted shares each as additional compensation with a fair market value of $1.00 and $.45 per share respectively.

     (2) Mr. Thrailkill hired an administrative assistant and not wanting to place any additional financial burden on the Company, reduced his salary to offset the cost.

     (3) Consists of an issue of 20,000 restricted shares as additional compensation with a fair market value of $1.50.

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

Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------

Security Ownership of Certain Beneficial Owners

The following table shows, as of June 24, 2005 those persons known by the Company to be the beneficial owners of more than 5% of the Company's common stock:

                                                               Amount and Nature
                               Name and Address                 of Beneficial               Percent
      Title of Class            of Beneficial Owner                Ownership                Of Class
      --------------            -------------------                ---------                --------
       Common Stock          Robert E. Thrailkill                   291,470                  30.1%
                             222 N. Broadway Avenue
                             Riverton, WY 82501

       Common Stock          Robert E. Robotti                       85,872(1)                8.9%(1)
                             52 Vanderbuilt Avenue
                             New York, NY  10017

       Common Stock          Ravenswood Investment                   82,172(1)                8.5%(1)
                             Company, L.P.
                             52 Vanderbuilt Avenue
                             New York, NY  10017

(1) According to a Schedule 13D filed with the SEC on July 6, 2004, Robert E. Robotti ("Robotti") beneficially owns 85,872 shares of the Company's common stock of which: 82,172 shares are owned by Ravenswood Investment Company, L.P., a New York limited partnership ("RIC"); 3,500 shares are owned by Robotti & Company, LLC, a New York limited liability company; and 200 shares are owned by Robotti & Company Incorporated, a New York corporation. Ravenswood Management Company, L.L.C. ("RMC"), serves as the general partner of RIC. Robotti and Kennith R. Wasiak are the managing members of RMC.

The following table shows, as of June 24, 2004, management's ownership of the Company's common stock:

                                                       Amount and Nature
                        Name and Address                 of Beneficial              Percent
Title of Class        of Beneficial Owner                  Ownership              of Class
--------------      -------------------------            -------------               --------
Common Stock        Robert E. Thrailkill                     291,470                  30.1%
                    22 N. Broadway
                    Riverton, WY 82501

Common Stock        Robert J. Thrailkill                      43,438                   4.5%
                    222 N. Broadway
                    Riverton, WY 82501

Common Stock        Sherry L. Moore                           30,694                   3.1%
                    222 N. Broadway
                    Riverton, WY  82501

Common Stock        All officers and directors
                    as a group (three persons)               365,602                  37.7%


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

Exhibits and Reports on Form 8-K

Exhibits

3.1 Articles of Incorporation and Bylaws. (1)

10.1 Management Agreement dated December 8, 1995 between American Rivers Oil Company (formerly Metro Capital Corporation), Bishop Capital Corporation (formerly Bishop Cable Communications Corporation) and Robert E. Thrailkill. (1)

10.2 Purchase Option Agreement dated August 28, 1996 between Bishop Powers, Ltd., a Colorado Limited Partnership, Bishop Capital Corporation as General Partner and Diamond Shamrock Refining and Marketing Company. (1)

10.3 Contract to Sell Real Estate dated November 14, 1996 between Bishop Powers, Ltd., a Colorado Limited Partnership, Bishop Capital Corporation as General Partner and 123 Cascade Associates LLC. (1)

10.4 Agreement for the Purchase and Sale of Commercial Real Estate dated March 3, 1997 between Bishop Powers, Ltd., a Colorado Limited Partnership, Bishop Capital Corporation as General Partner and State Bank & Trust of Colorado Springs. (1)

10.5 Operating Agreement dated December 8, 1995 between American Rivers Oil Company (formerly Metro Capital Corporation), Karlton Terry Oil Company and Bishop Capital Corporation (formerly Bishop Cable Communications Corporation).
(2)

10.6 Voting Agreement dated December 8, 1995 between American Rivers Oil Company (formerly Metro Capital Corporation), Karlton Terry Oil Company and Bishop Capital Corporation (formerly Bishop Cable Communications Corporation). (2)

10.7 Bishop Powers, Ltd. Limited Partnership Agreement dated October 15, 1993 between Bishop Capital Corporation (formerly Bishop Cable Communications Corporation) as General Partner and Powers Golf LLC as Limited Partner. (2)

10.8 Z-H, Ltd. Limited Partnership Agreement dated October 15, 1993 between Powers Golf LLC as General Partner and Bishop Capital Corporation (formerly Bishop Cable Communications Corporation) as Limited Partner. (2)

10.9 Agreement of Bridger Creek Partnership dated December 31, 1990 between Bishop Capital Corporation (successor to interest of Metro Capital Corporation) and Mr. and Mrs. William N. Spratt. (2)

10.10 Construction Contract dated June 5, 1997 between Bishop Capital Corporation as General Partner of Bishop Powers, Ltd. and Pioneer Sand Company, Inc. (3)

10.11 Agreement for the Purchase and Sale of Commercial Real Estate dated January 27, 1998 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and Grease Monkey International, Inc., a Colorado limited liability company. (4)

10.12 Agreement for the Purchase and Sale of Commercial Real Estate dated March 20, 1998 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and PCRO Limited Liability Company, a Colorado corporation. (4)

10.13 Creekside Apartments, LLLP, a Colorado limited liability limited partnership dated October 28, 1999 between Wood Avenue Investment Co., LLC, a Colorado limited liability company, as General Partner, Bishop Powers, Ltd., a Colorado limited partnership, as Limited Partner and Wood Avenue Investment Co., LLC, as Limited Partner. (5)

10.14 Option Agreement dated October 28, 1999 between Bishop Powers, Ltd., a Colorado limited partnership and Creekside Apartments, LLLP, a Colorado limited liability limited partnership. (5)

10.15 Agreement for Sale and Purchase of Real Property dated June 15, 1999 between Z-H, Ltd., a Colorado limited partnership and Centrefund Development (Colorado) Corp. (6)

10.16 Agreement for the Purchase and Sale of Commercial Real Estate dated September 14, 1999 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and Dillon Real Estate Co., Inc., a Kansas corporation. (6)

10.17 Agreement for the Purchase and Sale of Commercial Real Estate dated October 15, 1999 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and JH Foods Ltd., a Colorado limited partnership. (6)

10.18 Employment Termination and Settlement Agreement dated August 9, 1999 between Bishop Capital Corporation, a Wyoming corporation and Robert J. Thrailkill. (7)

10.19 Agreement for the Purchase and Sale of Commercial Real Estate dated May 18, 2000 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and AutoZone, Inc., a Nevada corporation.
(7)

10.20 Agreement for the Purchase and Sale of Commercial Real Estate dated September 12, 2000 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and Waffle House. (8)

10.21 Agreement for the Conveyance of Easement between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation, as General Partner and the City of Colorado Springs, Colorado, a Home Rule City and Municipal Corporation on behalf of its enterprise, Colorado Springs Utilities dated September 29, 2000. (8)

10.22 Agreement for the Purchase and Sale of Commercial Real Estate dated October 23, 2002 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and Kim Hopfenspirger and Rhonda Hopfenspirger. (9)

10.23 Option Agreement dated April 7, 2003 between Bishop Powers, Ltd., a Colorado limited partnership, Bishop Capital Corporation as General Partner and Kim Hopfenspirger and Rhonda Hopfenspirger. (9)

10.24 Contract to Buy and Sell Real Estate dated October 18, 2004 between Bishop Powers, Ltd., a Colorado limited partnership and Galley-Powers One, LLC and/or assigns. (10)

10.25 Agreement to Amend/Extend Contract dated January 11, 2005 between Bishop Powers, Ltd., a Colorado limited partnership and Galley-Powers One, LLC and/or assigns. (10)

21 Subsidiaries of the Registrant (2)

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

32.2 Certification Statement of Sherry L. Moore, Chief Financial Officer, Principal Accounting Officer and Secretary of Bishop Capital Corporation, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. 1350

---------------------------

     (1) Incorporated by reference to exhibits filed with Registrant's Form 10-SB Registration Statement filed with the Commission on December 11, 1996.
     (2) Incorporated by reference to exhibits filed with Registrant's Form 10-SB/A Registration Statement filed with the Commission on March 17, 1997.
     (3) Incorporated by reference to exhibits filed with Registrant's annual report on Form 10-KSB for the year ended March 31, 1997.
     (4) Incorporated by reference to exhibits filed with Registrant's annual report on Form 10-KSB for the year ended March 31, 1998.
     (5) Incorporated by reference to exhibits filed with Registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 1998.
     (6) Incorporated by reference to exhibits filed with Registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 1999.

     (7) Incorporated by reference to exhibits filed with Registrant's annual report on Form 10-KSB for the year ended March 31, 2000.

     (8) Incorporated by reference to exhibits filed with Registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 2000.

     (9) Incorporated by reference to exhibits filed with Registrant's annual report on Form 10-KSB for the year ended March 31, 2003.

     (10) Incorporated by reference to exhibits filed with Registrant's quarterly report on Form 10-QSB for the quarter ended December 31, 2004.

Principal Accountant Fees and Services
--------------------------------------

Audit Fees

The aggregate fees billed by Hein & Associates LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-K's or services that are normally provided in connection with statutory and regulatory filings were $26,500 for fiscal year 2005 and $33,100 for fiscal year 2004.

Audit-Related Fees

The Company did not have any audit-related fees in the last two fiscal years that were not reported under audit fees.

Tax Fees

The aggregate fees billed by Hein & Associates LLP for professional services rendered for the preparation of tax returns were $17,500 for fiscal year 2005 and $14,700 for fiscal year 2004.

All Other Fees

The aggregate fees billed by Hein & Associates LLP for professional services rendered for proxy and going private review were $13,300 for fiscal year 2005 and $22,800 for fiscal year 2004.

Board of Directors' Approval of Services

It is the policy of the Board of Directors' of the Company to approve the engagement to render audit or non-audit services before the accountant is engaged by the Company. The Board of Directors approved 100% of the services provided by the independent accountant in the fiscal year ending March 31, 2005.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BISHOP CAPITAL CORPORATION
                                   (Registrant)


Date: June 28, 2005                 By: /s/ Robert E. Thrailkill
                                        ---------------------------------------
                                            Robert E. Thrailkill
                                            Chairman of the Board, President
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date: June 28, 2005                     /s/ Sherry L. Moore
                                        ---------------------------------------
                                            Sherry L. Moore
                                            Director, Secretary, Chief Financial
                                            Officer and Principal Accounting
                                            Officer

Date: June 28, 2005                     /s/ Robert J. Thrailkill
                                        ---------------------------------------
                                            Robert J. Thrailkill
                                            Director

                           Bishop Capital Corporation
                                and Subsidiaries

                       Consolidated Financial Statements
                            March 31, 2005 and 2004

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          PAGE

Report of Independent Registered Public Accounting Firm....................F-2

Consolidated Balance Sheet - March 31, 2005................................F-3

Consolidated Statements of Operations - For the Years
     Ended March 31, 2005 and 2004.........................................F-4

Consolidated Statements of Changes in Stockholders' Equity -
     For the Years Ended March 31, 2005 and 2004...........................F-5

Consolidated Statements of Cash Flows - For the Years
     Ended March 31, 2005 and 2004.........................................F-6

Notes to Consolidated Financial Statements.................................F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Bishop Capital Corporation
Riverton, Wyoming


We have audited the accompanying consolidated balance sheet of Bishop Capital Corporation and subsidiaries as of March 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bishop Capital Corporation and subsidiaries as of March 31, 2005, and the results of their operations and their cash flows for the years ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.




HEIN & ASSOCIATES LLP

Phoenix, Arizona
June 3, 2005

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005

                                     ASSETS
                                     ------
CURRENT ASSETS:
    Cash and equivalents                                            $    84,946
    Marketable securities                                             1,389,322
    Receivables:
         Gas royalties                                                  135,401
         Interest and other                                              15,822
    Prepaid expenses and other                                            1,942
                                                                    -----------

             Total current assets                                     1,627,433
                                                                    -----------

PROPERTY AND EQUIPMENT:
    Furniture and fixtures                                               30,190
    Vehicles and equipment                                               92,599
    Less accumulated depreciation                                       (68,685)
                                                                    -----------

             Net property and equipment                                  54,104
                                                                    -----------

OTHER ASSETS:
    Land under development                                              664,818
    Investment in and advances to limited partnerships                   50,000
    Gas royalty interest, net of accumulated amortization
       of $910,367                                                      156,684
                                                                    -----------

             Total other assets                                         871,502
                                                                    -----------

TOTAL ASSETS                                                        $ 2,553,039
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                           $    71,696
    Current maturities of long-term debt                                 80,000
    Obligation to limited partner                                       259,200
                                                                    -----------

             Total current liabilities                                  410,896
                                                                    -----------

COMMITMENTS AND CONTINGENCY (Notes 6 and 10)

MINORITY INTEREST                                                        73,106

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value;
     5,000,000 shares authorized, no shares issued
    Common stock, $.01 par value; 15,000,000 shares
      authorized; 969,127 shares issued                                   9,692
    Capital in excess of par value                                    2,267,681
    Accumulated deficit                                                (208,336)
                                                                    -----------

             Total stockholders' equity                               2,069,037
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 2,553,039
                                                                    ===========

       See accompanying notes to these consolidated financial statements.



                              BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            FOR THE YEARS ENDED
                                                                                MARCH 31,
                                                                    ---------------------------------
                                                                      2005                     2004
                                                                    ---------              ----------

REAL ESTATE SALES                                                   $  42,100               $ 665,552
COST OF REAL ESTATE SALES                                              36,926                 157,503
                                                                    ---------               ---------

GROSS PROFIT ON REAL ESTATE SOLD                                        5,174                 508,049
                                                                    ---------               ---------

COSTS AND EXPENSES:
    General and administrative                                        640,070                 449,165
    Depreciation and amortization                                      26,062                  29,996
                                                                    ---------               ---------

                                                                      666,132                 479,161
                                                                    ---------               ---------

INCOME (LOSS) FROM OPERATIONS                                        (660,958)                 28,888
                                                                    ---------               ---------

OTHER INCOME (EXPENSE):
    Gas royalties, net of amortization of $13,344                     476,715                 281,777
    Interest income                                                    28,542                  42,153
    Dividend income                                                    30,671                  22,197
    Rental income                                                      29,343                  28,219
    Net gain (loss) on sale of marketable securities                   (7,493)                 53,875
    Net unrealized gain (loss) on marketable securities               (88,482)                202,149
    Gain on sale of property                                          157,837                    --
    Equity in limited partnership loss                                   --                  (498,177)
    Interest expense                                                   (9,276)                (17,429)
                                                                    ---------               ---------

            Total other income                                        617,857                 114,764
                                                                    ---------               ---------

MINORITY INTEREST IN INCOME OF PARTNERSHIP                            (85,662)               (144,351)
                                                                    ---------               ---------

INCOME (LOSS) BEFORE INCOME TAXES                                    (128,763)                   (699)

INCOME TAX (PROVISION) BENEFIT, deferred                                 --                   (26,000)
                                                                    ---------               ---------

NET LOSS                                                            $(128,763)              $ (26,699)
                                                                    =========               =========

LOSS PER SHARE (BASIC AND DILUTED)                                  $    (.14)              $    (.03)
                                                                    =========               =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
    (BASIC AND DILUTED)                                               933,371                 897,022
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



                                        BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED MARCH 31, 2003 AND 2002


                                           COMMON STOCK                                   RETAINED
                                    ----------------------------        CAPITAL IN        EARNINGS
                                     NUMBER OF                          EXCESS OF        ACCUMULATED
                                      SHARES            AMOUNT          PAR VALUE         (DEFICIT)            TOTAL
                                   -----------       -----------       -----------       -----------        -----------

BALANCES, April 1, 2003                897,022       $     8,971       $ 2,191,402       $   (52,874)       $ 2,147,499

  Net loss                                --                --                --             (26,699)           (26,699)
                                   -----------       -----------       -----------       -----------        -----------

BALANCES, March 31, 2004               897,022             8,971         2,191,402           (79,573)         2,120,800

  Stock issued to employees             30,000               300            44,700              --               45,000
  Stock issued for fee payment          42,105               421            31,579              --               32,000
  Net loss                                --                --                --            (128,763)          (128,763)
                                   -----------       -----------       -----------       -----------        -----------

BALANCES, March 31, 2005               969,127       $     9,692       $ 2,267,681       $  (208,336)       $ 2,069,037
                                   ===========       ===========       ===========       ===========        ===========


                                 See accompanying notes to these consolidated financial statements.



                                       BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  FOR THE YEARS ENDED
                                                                                      MARCH 31,
                                                                            ------------------------------
                                                                              2005                 2004
                                                                            ---------            ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $(128,763)           $ (26,699)
     Adjustments to reconcile net income (loss) to
         net cash used in operating  activities:
             Minority interest                                                 85,662              144,351
             Depreciation and amortization                                     26,062               29,996
             Common stock issued to employees for compensation                 45,000                 --
             Common stock issued for fee payment                               32,000                 --
             Equity in limited partnership income                                --                498,177
             Net (gain) loss on sale of marketable securities                   7,493              (53,875)
             Net gain on sale of building                                    (157,837)                --
             Net change in unrealized gain on marketable securities            88,482             (202,149)
             Changes in operating assets and liabilities:
                 (Increase) decrease in:
                      Marketable Securities                                  (139,684)            (338,849)
                      Gas royalties receivable                                (82,593)               1,117
                      Deferred taxes                                             --                 26,000
                      Interest and other receivables                           (2,069)             (10,324)
                      Prepaid expenses and other                                5,744               23,410
                      Land under development                                    4,121               58,523
                      Gas royalty interest                                     13,344               13,344
                      Other assets                                              3,974                 --
                      Other                                                      (200)                --
                 Increase (decrease) in:
                      Accounts payable and accrued expenses                   (19,833)              (1,869)
                      Payable to broker                                        (1,408)             (86,428)
                                                                            ---------            ---------

             Net cash provided by (used in) operating activities             (220,505)              74,725
                                                                            ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from collection of notes receivable                                --                  2,777
     Proceeds from sales of marketable securities                              90,802              257,226
     Purchase of property and equipment                                        (7,000)             (48,176)
     Proceeds from sale of building                                           290,050                 --
     Other                                                                       --                   (780)
                                                                            ---------            ---------

             Net cash provided by (used in) investing activities              373,852              211,047
                                                                            ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to minority limited partners                               (68,166)            (143,487)
     Proceeds from borrowings                                                   5,500              214,919
     Principal payments on borrowings                                        (112,419)            (314,031)
                                                                            ---------            ---------

             Net cash used in financing activities                           (175,085)            (242,599)
                                                                            ---------            ---------

                        See accompanying notes to these consolidated financial statements.





                                       BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (continued)


NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                               (21,738)                  43,173

CASH AND EQUIVALENTS, beginning of year                                       106,684                   63,511
                                                                            ---------                ---------

CASH AND EQUIVALENTS, end of year                                           $  84,946                $ 106,684
                                                                            =========                =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                 $   9,276                $  17,429
                                                                            =========                =========

                               See accompanying notes to these consolidated financial statements.

                                                            F-7

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   ------------------------------------------
   Principles of Consolidation - The Company's subsidiaries consist of Bishop Powers, Ltd. and Bridger Creek Partnership in which the Company holds general partner interests of 81% and 80%, respectively. The accompanying financial statements include the accounts of the Company and both majority-owned partnerships. All material inter-company transactions and accounts have been eliminated in consolidation.

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

   Gas Royalty Interest - The gas royalty interest is being amortized utilizing the straight-line method. The gas royalty interest is estimated to have a remaining useful life of approximately 12 years.

   Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                  BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Marketable Securities - Management determines the appropriate classification of its investments at the time of acquisition and re-evaluates such determination at each balance sheet date. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Realized gains and losses on all securities are based on average costs. All securities were classified as trading at March 31, 2005.

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

   Recent Accounting Pronouncements - In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principal Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. Generally, SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The adoption of SFAS No. 123R is not expected to have a material impact on the Company.

3. MARKETABLE SECURITIES:
   ---------------------

   The cost and estimated fair market value of trading securities at March 31, 2005, are as follows:

                                                           Fair         Net
                                                          Market     Unrealized
                                           Cost           Value      Gain (Loss)
                                         ----------    ----------    -----------

Fixed income                             $   75,542    $   74,754    $     (788)
Redeemable preferred securities             453,828       463,040         9,212
Equity securities                           727,289       851,528       124,239
                                         ----------    ----------    ----------

                                         $1,256,659    $1,389,322    $  132,663
                                         ==========    ==========    ==========

4. GAS ROYALTY INTEREST:
   --------------------

   In December 1990, the Company purchased a royalty interest in certain gas properties located in Wyoming for approximately $1,067,000. At March 31, 2005, the net carrying value of this interest amounts to $156,684. Revenues related to this royalty interest are affected by local gas processing and marketing arrangements. Reserve disclosures related to the gas royalty interest are not presented because the information is unavailable from the operator of the properties.

   In connection with the purchase, the Company formed a tax partnership (Bridger Creek Partnership), which allocates to the Company, as general partner, the first $40,000 of annual cash flow from the partnership and 80% of annual cash flow in excess of $40,000. After the Company receives cumulative cash flow of $1,050,000 plus interest at prime adjusted semi-annually, the Company will be entitled to 60% of the annual cash flow of the partnership. For the year ended March 31, 2005, general partner and limited partner distributions were $316,967 and $68,167; respectively.

                   BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. LAND DEVELOPMENT PARTNERSHIPS:

   General Partnership Interest - In October 1993, the Company became the general partner of a limited partnership to develop or sell 55 acres of undeveloped real estate. The Company contributed $250,000 cash for its 81% general partnership interest. The remaining 19% interest is held by the limited partners who are the general partners in the partnership described below. The Company was allocated 100% of the income and losses until it had been paid $700,000, after which the allocation is apportioned according to ownership interests. At March 31, 2005, there were no general partner or limited partner distributions. As of March 31, 2005, the Partnership's activities were focused on the sale of the remaining commercial and residential lots. During the year ended March 31, 2005, the Company sold two residential lots. No pad sites were sold during the year ended March 31, 2005.

   In connection with the real estate sales, the Company used the percentage-of-completion method to determine the amount of gross profit to be recognized for the years ended March 31, 2005 and 2004, as follows:

                                                         2005           2004
                                                       ---------      ---------

Sales of real estate                                   $  42,100      $ 665,552
Less cost of real estate sold                            (36,926)      (157,503)
                                                       ---------      ---------
        Gross profit on sales of real estate           $   5,174      $ 508,049
                                                       =========      =========

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

6. BENEFIT PLAN:
   ------------

   Pension Plan - The Company has a simplified employee pension plan (the
   "Plan").

   The Company, at its discretion, may make contributions to the Plan up to 25% of the employee's annual compensation not to exceed $40,000. The Company made contributions of $18,800 for 2004, but has not yet made any contributions for 2005.

                  BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. LONG-TERM DEBT:

   In July 2003, the Company obtained a $250,000 line-of-credit which was collateralized by the Company's building. Interest (at 5.25% per annum) payments were due monthly. In October 2004, the Company sold its office building and paid off the line-of-credit. In December 2004, the Company obtained a $60,000 uncollateralized line-of-credit with an interest rate of Prime plus .50% per annum. No draws have been made on this line-of-credit.

   In December 2001, the Company entered into a note agreement for $85,000, which is uncollateralized. The note is payable to a related party (a family member of an officer of the Company). Interest (at 6.25% per annum) payments are due monthly and the principal, plus any unpaid interest, are due upon demand. As of March 31, 2005, this note had an outstanding balance of $80,000.

8. INCOME TAXES:
   ------------

   Income tax expense differs from the amounts computed using the statutory rate of 34% as follows:

                                                          Years Ended March 31,
                                                         ----------------------
                                                            2005         2004
                                                         ---------    ---------

Computed tax expense(benefit) at the expected
  statutory rate                                         $ (44,000)   $  29,000
Partnership basis differences and percentage depletion     (46,000)      20,000
Increase in valuation allowance                             90,000      (23,000)
                                                         ---------    ---------

        Income tax expense (benefit)                     $       0    $  26,000
                                                         =========    =========

   The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of March 31, 2005, are presented below:

Deferred tax assets:
        Charitable contribution carryforward                          $  73,000
        Net operating loss carryforward                                 300,000
        Depletion carryforward                                           76,000
        Valuation allowance                                            (165,000)
                                                                      ---------

               Total deferred tax assets                                284,000

Deferred tax liabilities:
        Net unrealized gain on marketable securities                    (50,000)
        Tax partnership activity                                       (234,000)
                                                                      ---------

               Total deferred tax liabilities                          (284,000)
                                                                      ---------

        Net deferred tax asset                                        $    --
                                                                      =========

                  BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. INVESTMENTS IN CREEKSIDE APARTMENT PARTNERSHIP:
   ----------------------------------------------

   In October 1998, the Company entered into a limited partnership agreement with an unrelated third party to develop and construct a 328 unit apartment complex (the "Project"). The Company contributed $4,000 towards the project during the year ended March 31, 1999. The estimated cost for the Project is $28,500,000 of which $27,300,000 was financed by a non-recourse loan from the U.S. Department of Housing and Urban Development. The Company was required to contribute the land valued at $1,600,000 (costing approximately $58,000) for an 80% limited partner interest. The unrelated third party is required to contribute $400,000 of services for the remaining 20% limited partner interest and is the general partner. In addition, the limited partners may be required to loan the partnership up to $400,000 each. The Company and the other limited partner have loaned, in prior years, a total of $215,000 each to the Partnership for costs associated with land development expenses. No additional advances were made in 2005.

   The Company accounts for its investment in the Project under the equity method. The Company has recorded its proportionate share of losses of the partnership and has reduced its basis in the partnership to a negative $259,200, which represents its remaining funding obligation. The unrecorded losses in excess of the amount recorded are approximately $718,000.

   The financial position of the Project, and the results of the Project's operations for the year ending December 31, 2004, are summarized as follows (unaudited):

         Current assets                                $         74,000
         Fixed assets                                        27,664,000
                                                       ----------------

                 Total assets                                27,738,000

         Current liability                                      991,000
         Long-term liability                                 27,597,000
                                                       ----------------

         Partners capital                              $      1,151,000
                                                       ================

         Loss from operations                          $      1,185,000
                                                       ================

         Net loss                                      $(     1,177,000)
                                                       ================

10.COMMITMENTS AND CONTINGENCY:
   ---------------------------

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

                  BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   Legal Proceedings - On November 23, 2004 Robert Robotti, together with his investment company, who owns approximately 8.9 percent of the Company's common stock filed an action in the Federal District Court, Southern District of New York seeking to prevent the Special Meeting of the Company's Shareholders called for December 16, 2004. The purpose of the Meeting was for the shareholders to consider and vote on an amendment to the Company's Articles of Incorporation to affect a 1 for 110 reverse stock split, which would result in the Company having less than 300 shareholders of record of its common stock. The Company would then be able to terminate the registration of its common stock under the Securities and Exchange Act of 1934 and to no longer be obligated to file periodic reports, such as quarterly and annual reports, and to make other filings with the Securities and Exchange Commission.

   In his lawsuit filed shortly before the Shareholders Meeting, Robotti claimed that the Company Proxy Statement was materially inaccurate regarding, among other things, the information concerning the value of the Company's assets, which Robotti sought to buy for less that book value per share. Robotti sought a court order to require the Company to amend the Proxy Statement in accordance with his views, if the Company were to proceed with a Shareholders Meeting. The Company responded by filing a motion to transfer the case to the Federal District Court for Wyoming, where the Company is incorporated and has its principal place of business. The Company also filed a motion to dismiss Robotti's lawsuit. At the suggestion of the Court, the parties agreed to enter a standstill agreement under which the Shareholder Meeting and vote would proceed, but the amendment - if approved by the shareholders - allowing the Company to cease SEC reporting and repurchase post-reverse split shares, would not be made effective pending court determination or other resolution of the litigation.

   At the December 16, 2004 Special Meeting of Shareholders, the Company's shareholders voted in favor to the amendment to the Company Articles of Incorporation and the Company eliminating the substantial expense of continuing to be an SEC reporting company. 651,856 shares were represented at the Meeting, more than a majority of the 969,127 shares of common stock outstanding and entitled to vote on the amendment as of the November 5, 2004 record date. 544,318 shares were voted in favor of the amendment; 104,712 shares against; and 826 shares abstained from voting.

   On December 21, 2004 the Court granted the Company's motion and transferred the action from New York to the Wyoming Federal District Court, where Company's motion to dismiss will be ruled on. The Wyoming court held a hearing on the motion to dismiss on May 16, 2005, but has not yet ruled on the motion. A hearing on Robotti's motion for an injunction is scheduled for July 26-28, 2005.

   The Company is not able to estimate the potential loss (if any) related to the resolution of this matter.

11.FINANCIAL INSTRUMENTS:
   ---------------------

   SFAS No. 107 requires the Company to disclose the fair value of certain financial instruments in its financial statements. Accordingly, at March 31, 2005, management's best estimate is that the carrying amount of cash and equivalents, notes and other receivables, accounts payable, notes payable, accrued expenses, and payable to broker, approximates fair value due to the short maturity of these instruments or the interest rate approximates the Company's effective borrowing rate.

                  BISHOP CAPITAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.RELATED PARTY TRANSACTIONS:
   --------------------------

   The Company made income distributions totaling $68,167 and $143,487 to limited partners during the years ended March 31, 2005 and 2004. The Company made principle payments of $5,000 and interest payments of $5,130 to a related party.

   As discussed in Note 7, the Company has a note payable to a related party.

13.STOCKHOLDERS' EQUITY:
   --------------------

   Stock Issued for Services - During the year ended March 31, 2005 and 2004, the Company issued 30,000 and 0 shares, respectively, of its common stock to employees of the Company for services performed on behalf of the Company. The Company recorded an expense for the fair value of these shares of $45,000 and $0 for the years ended March 31, 2005 and 2004, respectively.

   In September 2004 the Company's attorneys agreed to accept 42,105 restricted shares of the Company's stock as payment of $32,000 in attorney fees.

   Submission of Matters to a Vote of Security Holders - At a Special Meeting of Shareholders held on December 16, 2004, the shareholders of the Company voted in favor of an amendment to its Articles of Incorporation to affect a 1 for 110 reverse stock split and the repurchase of the resulting fractional shares. Upon implementing the reverse stock split, there will be less than 300 shareholders of record of the Company's common stock. The Company will then be eligible, and intends to terminate the registration of its common stock under the Securities Exchange Act of 1934. The Company's duty to file periodic reports, such as quarterly and annual reports, and to make other filings with the Securities and Exchange Commission will then end. As a result, the Company would no longer incur the substantial economic burden of being a public company when it could not obtain the principal benefits of being a public company - in particular, having a sustained public market and liquidity for its common stock; and, the ability to raise capital in the public market.

   651,856 shares were represented at the Meeting, more than a majority of the 969,127 shares of common stock outstanding and entitled to vote on the amendment as of the November 5, 2004 record date. 544,318 shares were voted in favor of the amendment; 104,712 shares against; and 826 shares abstained from voting.

   The shareholders overwhelmingly approved the amendment enabling the Company to cease SEC reporting and repurchase post-reverse split fractional shares at $1 per share (on a pre-split share price basis). However, the Company will not at this time implement the amendment because of pending litigation with Robert Robotti and his investment company. See Note 10.